Form 10-Q
period 2025-09-30
Drugs Made In America Acquisition II Corp.
filed 2025-11-18
CIK 2040475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-42863

DRUGS MADE IN AMERICA ACQUISITION II CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1815624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 East Broward Boulevard, Suite 700 Fort Lauderdale, FL 33301
(Address of principal executive offices, including zip code)

(954) 870-3099
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	DMIIU	The Nasdaq Stock Market LLC
Ordinary Shares	DMII	The Nasdaq Stock Market LLC
Rights	DMIIR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 18, 2025, there were 65,575,000 ordinary shares outstanding (inclusive of shares included in outstanding units).

DRUGS MADE IN AMERICA ACQUISITION II CORP.

TABLE OF CONTENTS

Page
Part I – Financial Information	1
Item 1. Financial Statements	1
Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024 (Audited)	1
Statements of Operations for the Three and Nine Months Ended September 30, 2025 and for the Period from August 23, 2024 (Inception) through September 30, 2024 (Unaudited)	2
Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and for the Period from August 23, 2024 (Inception) through September 30, 2024 (Unaudited)	3
Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from August 23, 2024 (Inception) through September 30, 2024 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II – Other Information	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Signatures	25

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

BALANCE SHEETS

	September 30, 2025 (UNAUDITED)	December 31, 2024 (AUDITED)

ASSETS
Current Assets:
Cash	$315,087	$17,035
Due from Sponsor	566,269	—
Prepaid expenses	15,000	42,580
Total Current Assets	896,356	59,615

Deferred offering costs	—	78,449
Cash and investments held in Trust Account	500,109,355	—
TOTAL ASSETS	$501,005,711	$138,064

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$5,843	$—
Accounts payable	4,592	—
Accrued offering costs	113,162	4,683
Over-allotment liability	553,748	—
Promissory note – related party	—	250,100
Total Current Liabilities	677,345	254,783

Deferred underwriting fee payable	17,500,000	—
Total Liabilities	18,177,345	254,783

Commitments and contingencies

Ordinary shares subject to possible redemption, 50,000,000 shares at redemption value of $10.00 and $0 per share as of September 30, 2025 and December 31, 2024, respectively	500,109,355	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 15,575,000 and 14,375,000 shares issued and outstanding, excluding 50,000,000 and 0 shares subject to redemption as of September 30, 2025 and December 31, 2024, respectively(1)(2)	1,557	1,437
Additional paid-in capital	—	33,563
Accumulated deficit	(17,282,546)	(151,719)
Total Shareholders’ Deficit	(17,280,989)	(116,719)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$501,005,711	$138,064

(1)	Includes an aggregate of up to 1,875,000 ordinary shares subject to surrender and forfeiture if the over-allotment option is not exercised in full by the underwriters (Note 5).
(2)	In February 2025, the sponsor surrendered and forfeited 18,847,722 ordinary shares to the Company for no consideration. In May 2025, the sponsor surrendered and forfeited an additional 11,500,000 ordinary shares to the Company for no consideration, following which the sponsor holds 14,375,000 founder shares. All share and per share data has been retrospectively presented (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	For the Period from August 23, 2024 (inception) through September 30, 2024
General and administrative costs	$155,513	$252,913	$41,684
Loss from operations	(155,513)	(252,913)	(41,684)

OTHER INCOME
Interest earned on cash and investments held in Trust Account	109,355	109,355	—
Total other income	109,355	109,355	—

NET LOSS	$(46,158)	$(143,558)	$(41,684)

Weighted average redeemable ordinary shares outstanding – basic and diluted	2,717,391	915,751	—
Basic and diluted net loss per redeemable ordinary share	$(0.00)	$(0.01)	$—
Weighted average non-redeemable ordinary shares outstanding (1)(2)	12,565,217	12,521,978	12,500,000
Basic net loss per non-redeemable ordinary share	$(0.00)	$(0.01)	$(0.00)
Weighted average non-redeemable ordinary shares outstanding (1)(2)	14,440,217	14,396,978	12,500,000
Diluted net loss per non-redeemable ordinary share	$(0.00)	$(0.01)	$(0.00)

(1)	Excludes an aggregate of up to 1,875,000 ordinary shares subject to surrender and forfeiture if the over-allotment option is not exercised in full by the underwriters (Note 5).
(2)	In February 2025, the sponsor surrendered and forfeited 18,847,722 ordinary shares to the Company for no consideration. In May 2025, the sponsor surrendered and forfeited an additional 11,500,000 ordinary shares to the Company for no consideration, following which the sponsor holds 14,375,000 founder shares. All share and per share data has been retrospectively presented (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	14,375,000	$1,437	$33,563	$(151,719)	$(116,719)

Net income	—	—	—	(59,327)	(59,327)

Balance – March 31, 2025	14,375,000	$1,437	$33,563	$(211,046)	$(176,046)

Net loss	—	—	—	(38,073)	(38,073)

Balance – June 30, 2025	14,375,000	$1,437	$33,563	$(249,119)	$(214,119)

Sale of 1,200,000 Private Placement Units	1,200,000	120	11,999,880	—	12,000,000

Fair value of rights included in Public Units	—	—	10,355,000	—	10,355,000

Allocated value of transaction costs to redeemable shares	—	—	(638,354)	—	(638,354)

Accretion and remeasurement for redeemable ordinary shares to redemption amount	—	—	(21,750,089)	(16,987,269)	(38,737,358)

Net loss	—	—	—	(46,158)	(46,158)

Balance – September 30, 2025	15,575,000	$1,557	$—	$(17,282.546)	$(17,280,989)

FOR THE PERIOD FROM AUGUST 23, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — August 23, 2024 (Inception)	—	$—	$—	$—	$—

Issuance of ordinary shares (1)(2)	14,375,000	1,437	33,563	—	35,000

Net loss	—	—	—	(41,684)	(41,684)

Balance – September 30, 2024	14,375,000	$1,437	$33,563	$(41,684)	$(6,684)

(1)	Includes an aggregate of up to 1,875,000 ordinary shares subject to surrender and forfeiture if the over-allotment option is not exercised in full by the underwriters (Note 5).
(2)	In February 2025, the sponsor surrendered and forfeited 18,847,722 ordinary shares to the Company for no consideration. In May 2025, the sponsor surrendered and forfeited an additional 11,500,000 ordinary shares to the Company for no consideration, following which the sponsor holds 14,375,000 founder shares. All share and per share data has been retrospectively presented (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from August 23, 2024 (inception) through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(143,558)	$(41,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of operating costs through promissory note	77,800	—
Interest earned on cash and investments held in Trust Account	(109,355)	—
Changes in operating assets and liabilities:
Prepaid expenses	27,580	(129,580)
Due from Sponsor	(566,269)
Accounts payable	4,592
Accrued expenses	5,843	16,204
Net cash used in operating activities	(703,367)	(155,060)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(500,000,000)	—
Net cash used in investing activities	(500,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	490,000,000	—
Proceeds from issuance of Class B ordinary shares to Sponsor	—	35,000
Proceeds from promissory note - related party	—	300,100
Proceeds from sale of Private Placement Units	12,000,000	—
Repayment of promissory note - related party	(533,781)	—
Payment of offering costs	(464,800)	(59,970)
Net cash provided by financing activities	501,001,419	275,130

Net Change in Cash	298,052	120,070
Cash – Beginning of period	17,035	—
Cash – End of period	$315,087	$120,070

Supplemental disclosure of cash flow information:
Offering costs included in accrued offering costs	$108,479	$8,726
Deferred offering costs paid through promissory note – related party	$205,881	$—
Accretion and remeasurement of redeemable ordinary shares to redemption value	$38,737,358	$—
Deferred underwriting fee payable	$17,500,000	$—
Over-allotment liability	$553,748	$—
Deferred offering costs for issuance of Public Units	$857,609	$—
Fair value of rights included in Public Units	$10,355,000	$—

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Drugs Made In America Acquisition II Corp. (the “Company”) is a blank check company newly incorporated in the Cayman Islands on August 23, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any Business Combination target and it has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination.

Although the Company may acquire a business in any industry, it intends to focus on companies in the pharmaceutical industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from August 23, 2024 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on September 24, 2025. On September 26, 2025, the Company consummated the Initial Public Offering of 50,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating proceeds of $500,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 1,200,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Drugs Made In America Acquisition II LLC (the “Sponsor”) and Cantor Fitzgerald & Co., the representative of the underwriters (“Cantor”), generating gross proceeds of $12,000,000. Of those 1,200,000 Private Placement Units, the Sponsor purchased 700,000 Private Placement Units and Cantor purchased 500,000 Private Placement Units.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding any deferred underwriting fees and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial business combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

DRUGS MADE IN AMERICA ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Following the closing of the Initial Public Offering on September 26, 2025, an amount of $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (“Trust Account”), located in the United States and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts), as determined by the Company, until the earlier of: (i) the completion of a Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of the Public Shares if the Company does not complete its initial business combination within the Combination Period (as defined below) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) the redemption of the Public Shares if the Company has not completed an initial business combination within the Combination Period, subject to applicable law, as described below.

Transaction costs amounted to $28,357,609, consisting of $10,000,000 of cash underwriting fee, $17,500,000 of deferred underwriting fee, and $857,609 of other offering costs.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s rights. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The initial shareholders and the Company’s officers and directors have entered into a letter agreement, pursuant to which they have agreed to (i) waive their redemption rights with respect to any founder shares, private shares and public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any founder shares, private shares and public shares held by them in connection with a shareholders’ vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares and private shares they hold if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period). If the Company submits the initial Business Combination to the public shareholders for a vote, the initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement, to vote any shares held by them in favor of the initial Business Combination.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Company will have until 24 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of funds withdrawn to pay taxes, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of September 30, 2025, the Company had $315,087 in cash and working capital of $219,011. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Additionally, the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management plans to address this uncertainty through a Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Form 8-K as of September 26, 2025, as filed with the SEC on October 2, 2025, which contains the Company’s audited balance sheet and notes thereto. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $315,087 and $17,035 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Cash and Investments Held in Trust Account

As of September 30, 2025, cash and investments held in the Trust Account were held in money market funds which invest in U.S. Treasury securities. All of the Company’s cash and investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of cash and investments held in the Trust Account are included in interest earned on cash and investments held in Trust Account in the accompanying unaudited statement of operations. The estimated fair values of cash and investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the ordinary shares. Offering costs allocated to the ordinary shares were charged to temporary equity and offering costs allocated to the public and private placement rights were charged to shareholders’ deficit as public and private placement rights after management’s evaluation were accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited balance sheets, primarily due to their short-term nature.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Ordinary Shares subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial Business Combination activity. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Amount
Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Rights	(10,355,000)
Proceeds allocated to over-allotment option	(553,748)
Ordinary share issuance cost	(27,719,255)
Plus:
Remeasurement of carrying value to redemption value	38,737,358
Ordinary shares subject to possible redemption, September 30, 2025	$500,109,355

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480 since the underwriters did not fully exercise their over-allotment option at the closing of the Initial Public Offering.

Share Rights

The Company accounts for the public and private placement rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned values.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the private placement of the Private Placement Units to receive an aggregate of 5,120,000 ordinary shares in the calculation of diluted income (loss) per ordinary share, because their issuance is contingent upon future events.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025		2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic net loss per share:
Numerator:
Allocation of net loss	$(8,207)	$(37,951)	$(9,783)	$(133,775)
Denominator:
Weighted-average shares outstanding	2,717,391	12,565,217	915,751	12,521,978
Basic net loss per ordinary share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Diluted net loss per share:
Numerator:
Allocation of net loss	$(7,310)	$(38,848)	$(8,585)	$(134,973)
Denominator:
Weighted-average shares outstanding	2,717,391	14,440,217	915,751	14,396,978
Diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

	For The Period from August 23, 2024 (Inception) through September 30, 2024
	Redeemable	Non-Redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$—	$(41,684)
Denominator:
Weighted-average shares outstanding	—	12,500,000
Basic and diluted net loss per ordinary share	$—	$(0.00)

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on September 26, 2025, the Company sold 50,000,000 Units at a price of $10.00 per Unit for a total of $500,000,000. Each Unit consists of one ordinary share and one right (“Public Right”), with each Public Right entitling the holder to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial Business Combination. In connection with the Initial Public Offering, the underwriters were granted a 45-day option to purchase up to 7,500,000 additional Units to cover over-allotments, if any. As of September 30, 2025, the full over-allotment option remains available.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 1,200,000 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $12,000,000. Of those 1,200,000 Private Placement Units, the Sponsor purchased 700,000 Private Placement Units and Cantor purchased 500,000 Private Placement Units. Each Private Placement Unit consists of one ordinary share and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial Business Combination. The Private Placement Units are identical to the units sold in the Initial Public Offering. The proceeds from the sale of the Private Placement Units was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5 — RELATED PARTIES

Founder Shares

On September 11, 2024, the Company issued to the Sponsor an aggregate of 44,722,222 ordinary shares (the “Founder Shares”), par value $0.0001 per share, in exchange for $35,000 or approximately $0.0008 per share. In February 2025, the Sponsor surrendered and forfeited 18,847,722 ordinary shares to the Company for no consideration. In May 2025, the Sponsor surrendered and forfeited an additional 11,500,000 ordinary shares to the Company for no consideration, following which the Sponsor holds 14,375,000 Founder Shares. The Founder Shares include an aggregate of up to 1,875,000 shares subject to surrender and forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Units and assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering).

The Sponsor has entered into a letter agreement with the Company pursuant to which, with certain limited exceptions, the Founder Shares and Private Placement Units are not transferable, assignable or salable (except to directors and officers and other persons or entities affiliated with the Company’s initial shareholders, each of whom will be subject to the same transfer restrictions) until the earlier of: (i) with respect to 50% of the Founder Shares and Private Placement Units (including underlying securities), the earlier of six months after the date of the consummation of the initial Business Combination and the date on which the closing price of the ordinary shares equals or exceeds $12.50 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination and (ii) with respect to the remaining 50% of the Founder Shares and Private Placement Units (including underlying securities), six months after the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company consummates a liquidation, merger, share exchange or other similar transaction which results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Support Agreement

Commencing on September 24, 2025, the Company entered into an Administrative Services Agreement, pursuant to which the Company has agreed to pay the Sponsor or an affiliate $10,000 for office space, and administrative and support services. Upon the completion of the initial Business Combination or the Company’s liquidation, the administrative services agreement will terminate, and the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2025, the Company incurred $2,333 in administrative support fees and included in general and administrative costs on the unaudited statement of operations. As of September 30, 2025, $2,333 is included in accrued expenses in the accompanying unaudited balance sheet. For the period from August 23, 2024 (inception) through September 30, 2024, we did not incur fees for these services.

CFO Services Agreement

The Company’s CFO is a partner in the advisory firm through which he provides accounting services to the Company. For the three and nine months ended September 30, 2025, the Company has incurred $1,648 and $10,403 of expense reported in general and administrative costs on the unaudited statement of operations, respectively. For the period from August 23, 2024 (inception) through September 30, 2024, the Company has incurred $5,000 of expense reported in general and administrative costs in the unaudited statement of operations. As of September 30, 2025 and December 31, 2024, none are included in accrued expenses in the balance sheet.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Promissory Note — Related Party

On September 5, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $325,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 1, 2025 (as amended on February 28, 2025), (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines to not proceed with such Initial Public Offering. The Company had borrowed $325,000 under the promissory note, which the Company repaid on September 29, 2025. As such, no amounts are outstanding as of September 30, 2025. Borrowings under the note are no longer available.

Advisory Services

The Company received advisory services from an uncompensated related party advisor, husband to the CEO of the Company. The role of such advisor is to assist in the day to day transactions of the Company. As of September 30, 2025 and December 31, 2024, no fees to such advisor have been incurred.

Due to Sponsor

The Sponsor has paid for offering costs and other expenses on behalf of the Company totaling $208,731. On September 29, 2025, the Company paid the Sponsor the due to Sponsor amount of $208,731. As such, no amounts are outstanding as of September 30, 2025 and December 31, 2024.

Due from Sponsor

On September 29, 2025, the Company overpaid the Sponsor for amounts owed by $566,269. As such, the Company recorded a due from Sponsor of $566,269 and $0 as of September 30, 2025 and December 31, 2024, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, no working capital loans were outstanding.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Placement Units (and underlying securities) and any units (and underlying securities) that may be issued on conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggy-back registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Underwriting Agreement

The Company granted the underwriters a 45-day option from September 24, 2025, the date of the final prospectus of the Initial Public Offering, to purchase up to 7,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As of September 30, 2025, the full over-allotment option remains available.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit (excluding any Units sold pursuant to the underwriters’ over-allotment option), or $10,000,000 in the aggregate which was paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit on Units other than those sold pursuant to the underwriter’s over-allotment option and $0.55 per Unit on Units sold pursuant to the underwriters’ over-allotment option, or $17,500,000 in the aggregate or $21,625,000 in the aggregate if the underwriters’ over-allotment option is exercised in full. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 220,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 15,575,000 and 14,375,000 ordinary shares issued and outstanding, respectively, excluding 50,000,000 shares subject to possible redemption, of which an aggregate of up to 1,875,000 ordinary shares are subject to surrender and forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Units and assuming Sponsor does not purchase any Public Shares in the Initial Public Offering).

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table presents information about the Company’s financial instruments that are measured at fair value as of September 30, 2025 and September 26, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were no assets or liabilities measured at fair value as of December 31, 2024.

	Level	September 30, 2025
Assets:
Investments held in Trust Account	1	$500,109,355
Liabilities:
Over-allotment option	3	$553,748

	Level	September 26, 2025
Assets:
Investments held in Trust Account	1	$500,000,000
Liabilities:
Over-allotment option	3	$553,748
Equity:
Fair value of Public Rights for ordinary shares subject to possible redemption allocation	3	$10,355,000

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the statement of operations.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

September 26, 2025
Risk-free interest rate	4.20%
Expected term (years)	0.12
Expected volatility	3.12%
Exercise price	$10.00

The fair value of the Public Rights issued in the Initial Public Offering is $10,355,000, or $0.2071 per Public Right. The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The Public Rights were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

September 26, 2025
Trade price of Unit	$10.00
Stock price	$9.793
Market adjustment	21.1%

DRUGS MADE IN AMERICA ACQUISITION II CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited statement of operations as net income or loss. The measure of segment assets is reported on the unaudited balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which includes general and administrative expenses and interest earned on cash and investments held in Trust Account which are included in the accompanying unaudited statements of operations.

The key metrics included in segment profit or loss reviewed by the CODM are interest earned on cash and investments held in Trust Account and general and administrative costs. The CODM reviews interest earned on cash and investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

September 30, 2025
Cash and investments held in Trust Account	$500,109,355

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
General and administrative costs	$155,513	$252,913

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited balance sheets and through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report to “we,” “us,” “our” or the “Company” refer to Drugs Made in America Acquisition II Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Drugs Made In America Acquisition II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. All statements, other than statements of historical fact included in this report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on August 23, 2024 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash derived from the proceeds of the Initial Public Offering (as defined below) and the sale of the Private Placement Units (as defined below), our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

While we may pursue a business combination target in any business, industry or geographical location, we intend to focus our search for businesses in the pharmaceutical industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The registration statement for the Company’s initial public offering (the “IPO” or “Initial Public Offering”) was declared effective on September 24, 2025. On September 26, 2025, we consummated our Initial Public Offering of 50,000,000 units (the “Units”). Each Unit consists of one ordinary share, $0.0001 par value (“ordinary share”) and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $500,000,000. We granted the underwriters a 45-day option to purchase up to 7,500,000 additional Units to cover over-allotments, if any.

Simultaneously with the closing of the IPO, we consummated the private placement with Drugs Made In America Acquisition II LLC, our sponsor, and Cantor Fitzgerald & Co., the representative of the underwriters (“Cantor”), of 1,200,000 units (the “Private Placement Units”) at a price of $10.00 per unit, for $12,000,000. The Private Placement Units are identical to the Units sold in the IPO, except that the Private Placement Units, including the underlying securities, may not, subject to certain limited exceptions, be transferable, assignable or salable by the sponsor until the earlier of: (i) with respect to 50% of the Private Placement Units, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of the Private Placement Units, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Placement Units. No underwriting discounts or commissions were paid with respect to such sale. The Private Placement Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Following the closing of the IPO, a total of $ 500,000,000 of the net proceeds from the sale of Units in the IPO and the private placement of the Private Placement Units, were placed in a trust account established for the benefit of the Company’s public shareholders (the “trust account”) established by Continental Stock Transfer & Trust Company acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes (without deduction for any excise or similar tax that may be due or payable), if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) our completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within the completion window, subject to applicable law. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts).

We will have up to 24 months to consummate an initial business combination from the closing of the IPO (the “Combination Period”). If we are unable to consummate an initial business combination within such time period, we will redeem 100% of the issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of funds withdrawn to pay our taxes, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law, and then seek to liquidate and subsequently dissolve.

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated prior to the consummation of the initial business combination, including interest (net of funds withdrawn to pay our taxes, if any (but without deduction for any excise or similar tax that may be due or payable)), divided by the number of then issued and outstanding public shares, subject to certain limitations. Our public shareholders will be permitted to redeem their shares regardless of whether they abstain, vote for, vote against, or vote at all with respect to the proposed business combination. There will be no redemption rights upon the completion of our initial business combination with respect to our rights. Our sponsor, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any shares held by them in connection with the completion of our initial business combination.

If a shareholder vote on our initial business combination is not required by law and we do not decide to hold a shareholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 23, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest earned on cash and investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $46,158, which consists of general and administrative costs of $155,513, offset by interest earned on cash and investments held in the trust account of $109,355.

For the nine months ended September 30, 2025, we had a net loss of $143,558, which consists of general and administrative costs of $252,913, offset by interest earned on cash and investments held in the trust account of $109,355.

For the period from August 23, 2024 (inception) through September 30, 2024, we had a net loss of $41,684, which consists of general and administrative costs.

Liquidity and Capital Resources

As of September 30, 2025, we had cash of $315,087. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from our sponsor.

On September 26, 2025, we consummated the Initial Public Offering of 50,000,000 Units, at a price of $10.00 per unit, generating gross proceeds of $500,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 1,200,000 Private Placement Units to the sponsor and Cantor at a price of $10.00 per unit for $12,000,000.

We incurred $28,357,609 of transaction costs, consisting of $10,000,000 of cash underwriting fee, $17,500,000 of deferred underwriting fee, and $857,609 of other offering costs.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable, if any, and excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than to pay the sponsor $10,000 per month for office space, and administrative and support services pursuant to an administrative services agreement. Upon completion of the initial business combination or our liquidation, the administrative services agreement will terminate, and we will cease paying these monthly fees.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit (excluding any Units sold pursuant to the underwriters’ over-allotment option), or $10,000,000 in the aggregate which was paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit on Units other than those sold pursuant to the underwriter’s over-allotment option and $0.55 per Unit on Units sold pursuant to the underwriters’ over-allotment option, or $17,500,000 in the aggregate or $21,625,000 in the aggregate if the underwriters’ over-allotment option is exercised in full. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weaknesses of inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have established certain processes for identifying, evaluating, and managing material risks from cybersecurity threats as a part of our overall technology management strategy. These processes are designed and reassessed on a periodic basis to help protect our technology assets and operations from internal and external security threats.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 26, 2025, we consummated the Initial Public Offering of 50,000,000 Units at $10.00 per Unit, generating proceeds of $500,000,000. Cantor Fitzgerald & Co. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-288791). The registration statement was declared effective on September 24, 2025.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement with the sponsor and Cantor of 1,200,000 Private Placement Units at a price of $10.00 per unit, generating total proceeds of $12,000,000. Each Private Placement Unit consists of one ordinary share and one right to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial business combination. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the trust account. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

We paid a total of $ 28,357,609, consisting of $10,000,000 of cash underwriting fee, $17,500,000 of deferred underwriting fee, and $857,609 of other offering costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	None.

(c)	During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 24, 2025, by and between the Company and Cantor Fitzgerald & Co., as representative of the underwriters (incorporated by reference to exhibit 1.1. to the Current Report on Form 8-K filed with the SEC on September 29, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2025).
4.1	Rights Agreement, dated September 24, 2025, by and between the Company and Continental Stock Transfer & Trust Company as rights agent (incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2025).
10.1	Letter Agreement, dated September 24, 2025, by and among the Company, Drugs Made In America Acquisition II LLC, the initial shareholders and the officers and directors of the Company (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 29, 2025).
10.2	Investment Management Trust Agreement, dated September 24, 2025, by and among the Company and Continental Stock Transfer & Trust Company as trustee (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 29, 2025).
10.3	Registration Rights Agreement, dated September 24, 2025, by and among the Company and certain security holders of the Company (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 29, 2025).
10.4	Private Units Subscription Agreement, dated September 24, 2025, by and between the Company and Drugs Made In America Acquisition II LLC (incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 29, 2025).
10.5	Private Units Subscription Agreement, dated September 24, 2025, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on September 29, 2025).
10.6	Form of Indemnity Agreement by and between the Company and each of the officers and directors of the Company (incorporated by reference to exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on September 29, 2025).
10.7	Administrative Services Agreement, dated as of September 24, 2025, by and between the Company and Drugs Made In America Acquisition II LLC (incorporated by reference to exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on September 29, 2025).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 2025	DRUGS MADE IN AMERICA ACQUISITION II CORP.

	By:	/s/ Lynn Stockwell
		Name:	Lynn Stockwell
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Saleem Elmasri
		Name:	Saleem Elmasri
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)