Form 10-K
period 2025-12-31
Drugs Made In America Acquisition II Corp.
filed 2026-04-15
CIK 2040475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 001-42863

DRUGS MADE IN AMERICA ACQUISITION II CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1815624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 1402 New York, New York	10170
(Address of principal executive offices)	(Zip Code)

(917) 982-4565
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $0.0001 per share, and one Right to receive one-tenth (1/10) of an Ordinary Share	DMIIU	The Nasdaq Stock Market LLC
Ordinary Shares	DMII	The Nasdaq Stock Market LLC
Rights	DMIIR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0.

As of April 15, 2026, the registrant had 63,700,000 ordinary shares outstanding (inclusive of shares included in outstanding units).

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts of certain events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) on our ability to consummate an initial business combination;

●	the ability of our directors and officers to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; and

●	the other risks and uncertainties discussed under the heading “Risk Factors” in the final prospectus for our IPO.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this report to “we,” “us,” “our” or the “Company” refer to Drugs Made In America Acquisition II Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Drugs Made In America Acquisition II LLC, a Delaware limited liability company.

ITEM 1. BUSINESS.

Introduction

We are a blank check company incorporated in the Cayman Islands as an exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On September 11, 2024, we issued to our sponsor an aggregate of 44,722,222 ordinary shares for an aggregate purchase price of $35,000, or approximately $0.0008 per share. In February 2025, the sponsor surrendered and forfeited 18,847,222 ordinary shares to us for no consideration. In May 2025, the sponsor surrendered and forfeited an additional 11,500,000 ordinary shares to us for no consideration, following which the sponsor held 14,375,000 founder shares. Our sponsor and the other initial shareholders own 20% of our issued and outstanding ordinary shares (not including the private units). As the underwriter did not exercise its over-allotment option, 1,875,000 founder shares were surrendered and forfeited by certain of our initial shareholders.

On September 26, 2025, we consummated our initial public offering (the “IPO” or “Initial Public Offering”) of 50,000,000 units (the “Units”). Each Unit consists of one ordinary share and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $500,000,000. We granted the underwriters a 45-day option to purchase up to 7,500,000 additional Units to cover over-allotments, if any.

Simultaneously with the closing of the IPO, we consummated the private placement with Drugs Made In America Acquisition II LLC, our sponsor, and Cantor Fitzgerald & Co., the underwriter of the IPO, of an aggregate of 1,200,000 units (the “Private Placement Units”) with 700,000 Private Placement Units purchased by our sponsor and 500,000 Private Placement Units purchased by Cantor at a price of $10.00 per unit, for $12,000,000. The Private Placement Units are identical to the Units sold in the IPO, except that the Private Placement Units, including the underlying securities, may not, subject to certain limited exceptions, be transferable, assignable or salable by the sponsor until the earlier of: (i) with respect to 50% of the Private Placement Units, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of the Private Placement Units, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Placement Units. No underwriting discounts or commissions were paid with respect to such sale. The Private Placement Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

We will have up to 24 months to consummate an initial business combination from the closing of the IPO If we are unable to consummate an initial business combination within such time period, we will redeem 100% of the issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then issued and outstanding public shares, subject to applicable law, and then seek to liquidate and subsequently dissolve.

On September 26, 2025, a total of $500,000,000 of the net proceeds from the sale of Units in the IPO and the private placement of the Private Placement Units, were placed in a trust account established for the benefit of the Company’s public shareholders (the “trust account”) established by Continental Stock Transfer & Trust Company, our transfer agent acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) our completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within the completion window, subject to applicable law. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts).

Recent Developments

Between the completion of the Company’s initial public offering on September 26, 2025 and December 31, 2025, the sponsor to the Company (the “Sponsor”) withdrew an aggregate amount of $1,345,844 (the “Withdrawal”) from the Company’s working capital account (the “Account”). Of the aggregate Withdrawal amount, $325,000 was used to repay an outstanding working capital note (the “Note”) to the Sponsor and $208,731 was used to repay other offering costs and expenses to the Sponsor. After the repayments to the Sponsor, there is an outstanding balance of $812,113 which is due back to the Company as of December 31, 2025. As recoverability of this balance is unlikely, the Company reserved the full amount as a current expected credit loss, which is included in the statement of operations. On February 12, 2026, after the board of directors of the Company (the “Board”) directed the Sponsor to return the full balance due to the Company, the Board and the Company’s Chief Financial Officer (the “CFO”) learned that Sponsor would not be able to repay the balance due back to the Company.

Based on the foregoing, on February 18, 2026, at the request of the Board, Lynn Stockwell agreed to tender her resignation as Chief Executive Officer, Executive Chair of the Board and as a Board member. The Board received notification of Ms. Stockwell’s resignation on February 28, 2026 and such resignation was effective upon receipt. The Board accepted Ms. Stockwell’s resignation and Ms. Stockwell was removed as Chief Executive Officer, Executive Chair of the Board and as a member of the Board.

As a result of the above conduct by the Sponsor and Ms. Stockwell, the Board adopted resolutions taking the following actions:

1. On February 28, 2026, Ms. Stockwell was removed as the Company’s Chief Executive Officer, Executive Chair of the Board and as a member of the Board; and

2. On February 28, 2026, Roger Bendelac was appointed to the position of Chief Executive Officer of the Company to be effective as of the date of Ms. Stockwell’s resignation as the Company’s Chief Executive Officer.

In connection with the change in management, Ms. Stockwell, as the Managing Member of the sponsor group, along with her spouse, entered into a sponsor standstill, non-voting and cooperation acknowledgment, in which they agreed to refrain from taking any actions with respect to the Company and to cooperate with the current management team on the transfer of founder shares and other securities held by the sponsor when permissible.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the Private Placement Units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or the redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, further accelerate the growth of a company in the pharmaceutical industry. We believe our management team’s knowledge, decades of experience and relationships across this industry can effect a positive transformation or augmentation of an existing business model through implementing proven business strategies within the pharmaceutical industry.

Our team is working to identify potential acquisition targets by leveraging existing relationships in combination with the market research data that aligns with the company’s strategic goals and priorities. Market size, growth potential, competition, and barriers to entry are all essential factors to consider as we identify the acquisition target. Our team utilizes an in-depth evaluation process of potential acquisition targets based on financial performance, strategic fit, and potential synergies as well as the company’s products, and services to ensure our target is aligned. Although the pharmaceutical industry is highly regulated, and there are many legal and regulatory considerations that companies must consider, such as licensing requirements, export controls, and liability issues, we believe our sponsor’s expertise and track record in the pharmaceutical space will help mitigate these factors by proactively advising potential target companies on navigating these issues.

We believe that it is possible to mitigate risks in the U.S. medical supply chain by investing in companies that will reduce America’s overreliance on production of pharmaceuticals from concentrated geographic regions through investments in strategic on-shoring of advanced domestic manufacturing technologies for critical drugs. To achieve these goals, we will aim to complete our initial business combination with one or more target companies that can deliver a solution to (1) the lack of supply chain visibility into where and by whom critical drug products are manufactured and (2) the inability to accurately predict and proactively relieve ongoing and future drug shortages.

We believe that we have an important role in the future of the pharmaceutical business. With a successful series of target acquisitions the result will be a fully integrated competitive cost business with vast expertise. The aim will be for this business to have end-to-end capability from plant-based raw material production for a spectrum of controlled substances (the Active Pharmaceutical Ingredients (“API”)) to drug manufacturing and prescriptions filled by pharmacies or directly to the patients.

The post-business combination company would aim to grow revenues building on an addressable market for the estimated $44 billion plant-based production segment, API market, and generic medications. As a full spectrum producer, the finished product would allow the post-business combination company to disrupt the current situation in the pharmaceutical market at a competitive cost while all operation from beginning of a product life-cycle to its end-user application are made in America. The complete solution will aim to provide supply chain resilience while mitigating identified national health and security risks.

We believe that the deliverable of the post-business combination company over a lifecycle from seed to the finished generic drug, delivered to the pharmacy or patient directly, could mitigate an identified national security risk. The business model will seek to guarantee production serviced by clean advanced technology leveraging artificial intelligence in controlled environments that are premised on advanced production technology in an energy efficient manner, while developing new continuous manufacturing processes for critical drugs and active pharmaceutical ingredients.

In March 2023, the United States Senate Committee Homeland Security and Governmental Affairs found that shortages of critical medications had continued to rise — including drugs used in hospital emergency rooms and to treat cancer, prescription medications, and even common over-the-counter treatments like children’s cold and flu medicine. They also declared that drug shortages are not a new problem. They are caused by a number of factors, including economic drivers, insufficient supply chain visibility, and a continued U.S. overreliance on both foreign and geographically concentrated sources for medications and their raw materials. These shortages have cascading effects on patient care, causing delays in treatment, increasing the risk of medication errors, and requiring the use of less effective alternative treatments. Hospitals have also experienced increased costs, medication waste and limited staffing capacity to address and remedy shortages.

We believe that the post-business combination company will be able to become a new competitive cost producer of drugs made in America. Onboarding the production back to the USA creates jobs, mitigates national security risks and will ensure the American people will have clean, pure, cost-efficient medications through a resilient supply chain made in America.

Investment Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination with one or more target companies. We will leverage these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target or targets that do not meet these criteria and guidelines. We intend to acquire one or more target businesses with the following characteristics:

●	Proven industry leader: We will seek to acquire a business that is an industry leader that has demonstrated consistent top-line growth and/or is benefiting from secular tailwinds.

●	Defensible and established business models: We will seek to acquire a target with sustainable competitive advantages. Though many companies in our industries of interest likely experienced substantial challenges related to health pandemics, we seek companies with fundamentally sound business models that will recover well.

●	Multiple avenues for long-term growth: We intend to acquire a company that exhibits long-term growth prospects, with the potential to grow both organically and inorganically through acquisitions, and demonstrates the ability to drive growth through the enablement or scaling of technology.

●	Sustainable financial profile: We intend to target companies that generate stable free cash-flow and are not reliant on financial leverage to generate returns.

●	Compelling value proposition: We intend to acquire a fundamentally sound business that is underperforming its potential but presents a compelling value proposition relative to its peers that may result in an attractive risk-adjusted return for our shareholders.

●	Potential for add-on acquisitions: We will actively consider target companies that would serve as a strong platform for post-closing add-on acquisitions. Given our extensive industry networks and collective experience, we believe we will have unique access to a large number of private assets operating in the pharmaceutical sector. Such add-on acquisitions can expedite growth for the target and help to amplify returns for our shareholders.

●	Benefit from our outstanding capabilities: We seek to acquire a business that will benefit from and capitalize on our team’s excellent blend of operating expertise, extensive industry network and financing experience.

●	Qualified management team: We seek to acquire a business that allows our team to partner with proven and established management teams or business owners to achieve long-term strategic and operational excellence.

●	Benefit from being a public company: We intend to acquire a company at the point in its lifecycle at which going public, with the support of our highly experienced management team and access to our robust industry networks, is a natural next step and that will benefit from access to a public currency to accelerate growth.

●	Products and Services provided: Based on our team’s experience and skillset, we intend to source and evaluate companies focused on the pharmaceutical sector.

This non-exclusive list of criteria is not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on some or all of these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Our Acquisition Process

While we have not selected any specific business combination target, we have engaged in an extensive research effort to identify a large number of potential targets. Our effort is focused on creating proprietary transaction opportunities. We believe personal relationships built over time are critical not just in generating transaction opportunities, but also in consummating a business combination.

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with any of our initial shareholders or members of our management team. In the event we seek to complete our initial business combination with a business that is affiliated with any of our initial shareholders or members of our management team, we, or a committee of independent and disinterested directors, may engage independent advisors to assist with the evaluation and will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

Our initial shareholders and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Initial Business Combination

We have up to 24 months to consummate an initial business combination from the closing of our IPO which closed on September 26, 2025. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of the issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then issued and outstanding public shares, subject to applicable law and as further described herein, and then seek to liquidate and subsequently dissolve. We expect that the pro rata redemption price to be approximately $10.00 per share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

Nasdaq listing rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding any deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity interests of a target business or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

Redemption Rights for Public Shareholders Upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (net of funds withdrawn to pay our taxes, if any (but without deduction for any excise or similar tax that may be due or payable)), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. Our public shareholders will be permitted to redeem their shares regardless of whether they abstain, vote for, vote against, or vote at all with respect to the proposed business combination. At the completion of our initial business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our rights. Our initial shareholders, including our sponsor, the unaffiliated founder share transferees and our directors and officers, have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (1) in connection with a general meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the Companies Act or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. If a shareholder vote is not required and we choose not to seek shareholder approval for business or other reasons, we intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirement.

If shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least twenty days prior to the shareholder vote. However, we expect that a preliminary proxy statement would be made available to such shareholders in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of the holders of a majority of our ordinary shares who, being entitled to do so, attend and vote, in person or by proxy, at a general meeting of the company. A quorum for such general meeting will consist of the holders present in person or by proxy of shares of the company representing a majority of the issued and outstanding shares entitled to vote at such general meeting. Our initial shareholders will count towards this quorum and have agreed to vote any shares held by them in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares entitled to vote thereon. As a result, we would need 18,150,001, or 36.3% of the 50,000,000 public shares sold in our IPO (assuming all issued and outstanding shares are voted), or 2,225,001, or 4.5%, of the public shares sold in our IPO (assuming only the minimum number of shares representing a quorum are voted), to be voted in favor of an initial business combination in order to have such initial business combination approved. These quorum and voting thresholds and agreements may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether it votes for, votes against, or votes at all with respect to the proposed business combination.

Redemptions of our public shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

If, however, a shareholder vote is not required and we decide not to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. Furthermore, redemptions of our public shares may be subject to a net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than the amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination (including, potentially, with the same target).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, directors and officers have agreed, and our amended and restated memorandum and articles of association provide, that we have until the end of the completion window to complete our initial business combination. If we have not completed our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of funds withdrawn to pay our taxes, if any (but without deduction for any excise or similar tax that may be due or payable), and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination within the prescribed time period. Our public shareholders will be permitted to redeem their shares regardless of whether they abstain, vote for, vote against, or vote at all with respect to the proposed business combination.

Our sponsor has entered into written agreements with us, pursuant to which it has waived its rights to liquidating distributions from the trust account with respect to any founder shares it holds if we fail to complete our initial business combination within the completion window. However, if our sponsor acquires public shares, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our initial shareholders, including our sponsor, the unaffiliated founder share transferees and our directors and officers, have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of funds withdrawn to pay our taxes, if any (but without deduction for any excise or similar tax that may be due or payable), and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. Under Cayman laws, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our shareholders.

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our taxes, if any (but without deduction for any excise or similar tax that may be due or payable), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our taxes, if any (but without deduction for any excise or similar tax that may be due or payable), and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

Our public shareholders are entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the shareholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated memorandum and articles of association prior to consummating an initial business combination. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we may not be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of approximately $18,300 and imprisonment for five years in the Cayman Islands.

Competition

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our ordinary shares, these payments will reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Financial Position

With funds available for a business combination, initially in the amount of $482,500,000 assuming no redemptions and after payment of up to $17,500,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Facilities

We previously maintained our executive offices at 1 East Broward Boulevard, Suite 700, Fort Lauderdale, FL 33301. The cost for this space is included in the $10,000 per month fee that we paid to our sponsor or an affiliate for office space, administrative and support services. We have ceased making the $10,000 per month fee as the agreement has been cancelled in March 2026. Our current executive office is located at 420 Lexington Avenue, Suite 1402, New York, NY. We consider our current office space adequate for our current operations.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES.

We do not own any real estate or other physical properties materially important to our operations. Our principal executive offices were previously located at 1 East Broward Boulevard, Suite 700, Fort Lauderdale, FL 33301. The cost for this space is included in the $10,000 per month fee that we paid to our sponsor or an affiliate for office space, administrative and support services. We have ceased making the $10,000 per month fee as the agreement has been cancelled in March 2026. Our current executive office is located at 420 Lexington Avenue, Suite 1402, New York, NY. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. There is currently no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, ordinary shares and rights are listed on Nasdaq under the symbols “DMIIU,” “DMII” and “DMIIR,” respectively.

Holders

As of April 15, 2026, there were 63,700,000 ordinary shares (inclusive of ordinary shares included in our units) issued and outstanding, held by a total of 20 holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Unregistered Sales

None.

Use of Proceeds

On September 26, 2025, we consummated our IPO of 50,000,000 Units. Each Unit consists of one ordinary share and one right to receive one-tenth (1/10) of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $500,000,000. We granted the underwriters a 45-day option to purchase up to 7,500,000 additional Units to cover over-allotments, if any. The over-allotment option was never exercised. Simultaneously with the closing of the IPO, we consummated the private placement with Drugs Made In America Acquisition II LLC, our sponsor, and Cantor of an aggregate of 1,200,000 Private Placement Units at a price of $10.00 per unit, for gross proceeds of $12,000,000. Of the total Private Placement Units, 700,000 were sold to our sponsor and 500,000 were sold to Cantor.

On September 26, 2025, a total of $500,000,000 of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the private placement of the Private Placement Units, were placed in a trust account established for the benefit of the Company’s public shareholders. The funds in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and/or held as cash or cash items (including in demand deposit accounts).

For a description of the use of the proceeds generated in our IPO and the private placement of the Private Placement Units, see Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K. There has been no material change in the planned use of proceeds from the IPO and the private placement of the Private Placement Units as described in the Registration Statement. The specific investments in our trust account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.

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

Simultaneously with the closing of the IPO, we consummated the private placement with Drugs Made In America Acquisition II LLC, our sponsor (the “Sponsor”), and Cantor Fitzgerald & Co., the representative of the underwriters (“Cantor”), of 1,200,000 units (the “Private Placement Units”) at a price of $10.00 per unit, for $12,000,000. The Private Placement Units are identical to the Units sold in the IPO, except that the Private Placement Units, including the underlying securities, may not, subject to certain limited exceptions, be transferable, assignable or salable by the Sponsor until the earlier of: (i) with respect to 50% of the Private Placement Units, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of the Private Placement Units, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Placement Units. No underwriting discounts or commissions were paid with respect to such sale. The Private Placement Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 23, 2024 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest earned on cash and investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net income of $4,187,050 comprised of $4,933,800 interest earned on cash and investments held in the Trust Account, a $553,748 gain on extinguishment of the over-allotment option liability and offset by a $812,113 provision for credit losses and $488,385 of general and administrative costs.

The Company maintains an allowance for current expected credit losses, which reflects management’s estimate of expected lifetime credit losses. This estimate is developed based on the probability of repayment. As of December 31, 2025, the Company believes that the probability of repayment of the balance due from the Sponsor is remote and, as such, has established a full reserve against the due from Sponsor amount through a provision for credit losses on the statement of operations.

 For the period from August 23, 2024 (inception) through December 31, 2024, we had a net loss of $151,719 comprised of general and administrative costs.

Liquidity and Capital Resources

As of December 31, 2025, we had cash of $223. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

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

On March 18, 2026, the managing member of the Sponsor, along with her spouse, entered into a sponsor standstill, non-voting and cooperation acknowledgement in which her acknowledged the Sponsor is unable to fulfill the financial and operation obligations typically associated with the sponsor role. They agreed to refrain from taking any actions with respect to the Company and to cooperate with the current management team on the transfer of founder shares and other securities held by the Sponsor when permissible.

On March 5, 2026, the Company entered into the letter of intent (“LOI”) with Alpha Multi Family Office (the “Investor”) relating to a proposed financing transaction pursuant to which the Investor indicated its intent to provide financing to the Company through a convertible note investment, subject to the negotiation and execution of definitive documentation. On March 9, 2026, the Company and the Investor entered into an addendum to the LOI which amended certain economic terms of the proposed financing (the “Addendum”). Pursuant to the LOI, as amended by the Addendum, the aggregate amount to be loaned is $1,400,000, of which the $150,000 paid to the Company pursuant to the Bridge Loan will be the first payment.

The remaining $1,250,000 of the proposed convertible notes financing is subject to the negotiation and execution of, a convertible note purchase agreement to be negotiated and finalized by the parties. The Addendum contemplates that $400,000 in aggregate funding will be disbursed to the Company on or prior to March 30, 2026.

On March 11, 2026, the Company issued an unsecured convertible note (the “Bridge Note”) to the Investor in the principal amount of $150,000 (the “Bridge Loan”). The Bridge Loan represents an initial loan towards a contemplated $1,400,000 financing (the “Convertible Notes Financing”) pursuant to the LOI.

The Bridge Note has a maturity date nine months from the date of issuance, unless earlier converted or credited toward the definitive financing documents for the Convertible Notes Financing and does not bear interest. Upon the consummation of the Company’s initial business combination (the “Business Combination”), the outstanding principal amount of the Bridge Note may, at the option of the Investor, be converted into shares of the post-merger combined entity at a conversion price equal to a 35% discount to the market price of such shares of the combined entity at the time of conversion.

The Company intends to use the proceeds of the Bridge Loan for accounting expenses, audit expenses and other expenses related to the Business Combination.

Effective March 24, 2026, the Company and the Investor entered into the Definitive Investment and Sponsor Transition Agreement (the “Agreement”) for the Convertible Notes Financing.

In addition, on March 30, 2026, the Company and the Investor entered into an Interim Convertible Note in the amount of $300,000 (the “Second Note”). The Second Note has a maturity date nine months from the date of issuance, unless earlier converted and does not bear interest. Upon the consummation of the Company’s initial Business Combination, the outstanding principal amount of the Second Note may, at the option of the Investor, be converted into shares of the post-merger combined entity at a conversion price equal to a 35% discount to the market price of such shares of the combined entity at the time of conversion.

The Company intends to use the proceeds of the Second Loan for accounting expenses, audit expenses and other expenses related to the Business Combination.

Going Concern

As of December 31, 2025, the Company had $223 cash and a working capital deficit of $274,827. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. The Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than to pay the Sponsor $10,000 per month for office space, and administrative and support services pursuant to an administrative services agreement which has been cancelled in March 2026.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit (excluding any Units sold pursuant to the underwriters’ over-allotment option), or $10,000,000 in the aggregate which was paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit on Units other than those sold pursuant to the underwriter’s over-allotment option and $0.55 per Unit on Units sold pursuant to the underwriters’ over-allotment option. As the over-allotment option was never exercised in whole or in part, the aggregate deferred fee that will be due is $17,500,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Related Party Transactions

Founder Shares

On September 11, 2024, the Company issued to the Sponsor an aggregate of 44,722,222 ordinary shares (the “Founder Shares”), par value $0.0001 per share, in exchange for $35,000 or approximately $0.0008 per share. In February 2025, the Sponsor surrendered and forfeited 18,847,722 ordinary shares to the Company for no consideration. In May 2025, the Sponsor surrendered and forfeited an additional 11,500,000 ordinary shares to the Company for no consideration, following which the Sponsor holds 14,375,000 Founder Shares. The Founder Shares include an aggregate of up to 1,875,000 shares subject to surrender and forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Units and assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). The underwriters did not exercise the over-allotment option in part or in full resulting in the expiration of the over-allotment option on November 8, 2025. As a result, 1,875,000 Founder Shares were surrendered and forfeited.

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

Administrative Support Agreement

Commencing on September 24, 2025, the Company entered into an Administrative Services Agreement, pursuant to which the Company has agreed to pay the Sponsor or an affiliate $10,000 for office space, and administrative and support services. The administrative services agreement has been cancelled in March 2026. For the year ended December 31, 2025, the Company incurred $32,333 in administrative support fees recorded to general and administrative costs on the statement of operations. As of December 31, 2025, $32,333 is reported in accrued expenses on the balance sheet. For the period from August 23, 2024 (inception) through December 31, 2024, we did not incur fees for these services as the agreement had not yet commenced.

CFO Services Agreement

The Company’s prior CFO (“Prior CFO”) is a partner in the advisory firm through which he provided accounting services to the Company. On October 8, 2025, the Prior CFO delivered to the Company a notice of resignation from their position as Chief Financial Officer. The Prior CFO’s resignation is effective October 8, 2025. We paid the Prior CFO $10,403 and $5,000 for the year ended December 31, 2025 and for the period from August 23, 2024 (inception) through December 31, 2024, respectively, for such services. We have a consulting agreement to pay the Company’s CFO a total of $3,500 per month for the provision of principal financial and accounting officer services. We have not paid the CFO for services provided under the agreement as of December 31, 2025.

Consulting Agreement

In connection with the appointment of Saleem Elmasri as Chief Financial Officer and principal financial and accounting officer of the Company on November 17, 2025, the Company entered into a master services agreement (the “Consulting Agreement”) with Titan Advisory Services LLC for the provision of such principal financial and accounting officer services by Mr. Elmasri. Under the terms of the Consulting Agreement, the Company will pay Titan Advisory Services LLC $42,000 per year, or $3,500 per month, for services rendered by Mr. Elmasri as Chief Financial Officer. For the year ended December 31, 2025, the Company incurred $7,000 of expense reported in general and administrative costs on the statement of operations. As of December 31, 2025, $7,000 was outstanding and reported in accrued expenses on the balance sheet. For the period from August 23, 2024 (inception) through December 31, 2024, we did not incur fees for these services as the agreement had not yet commenced.

Promissory Note — Related Party

On September 5, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $325,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 1, 2025 (as amended on February 28, 2025), (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines to not proceed with such Initial Public Offering. The Company had borrowed $325,000 under the promissory note, which the Company repaid on September 29, 2025. As such, no amounts are outstanding as of December 31, 2025. Borrowings under the note are no longer available.

Advisory Services

The Company received advisory services from a related party advisor and husband of the former CEO of the Company. The role of such advisor was to assist in the day to day transactions of the Company. As of December 31, 2025 and 2024, no fees to such advisor have been incurred.

Due to Sponsor

The Sponsor has paid for offering costs and other expenses on behalf of the Company totaling $208,731. On September 29, 2025, the Company paid the Sponsor the due to Sponsor amount of $208,731. As such, no amounts are outstanding as of December 31, 2025.

Due from Sponsor

Between the completion of the Company’s initial public offering on September 26, 2025 and December 31, 2025, the Sponsor to the Company withdrew an aggregate amount of $1,345,844 (the “Withdrawal”) from the Company’s working capital account (the “Account”). Of the aggregate Withdrawal amount, $325,000 was used to repay an outstanding working capital note (the “Note”) to the Sponsor and $208,731 was used to repay other offering costs and expenses to the Sponsor. After the repayments to the Sponsor, there was an outstanding balance of $812,113 which is due back to the Company as of December 31, 2025. As recoverability of this balance is unlikely, the Company reserved the full amount as a current expected credit loss, which is included in the statement of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to make disclosures under this Item. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness of inadequate segregation of duties within account processes due to limited personnel, insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping, and a lack of formal review and approval process for related party transactions.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of the fiscal year covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Roger Bendelac	69	Chief Executive Officer
Saleem Elmasri	40	Chief Financial Officer
Catherine Do	45	Director
G. Sridhar Prasad	62	Director
Myron W. Shulgan	79	Director

Roger Bendelac has over 30 years of experience in investment banking, capital markets, and corporate advisory services. Since 2015, Mr. Bendelac has also engaged in corporate advisory and investment activities through multiple advisory entities under his direction, providing services in capital formation, mergers and acquisitions, public company structuring, and cross-border transactions. Since September 2025, he has served as a consultant with Silverbear Inc., a corporate business consulting firm. He has also served as a director for Apex AI Solutions Limited, an artificial intelligence applications and technology company since September 2025. Since April 2023, Mr. Bendelac has served as secretary of RB Consulting Group Ltd. a corporate consulting firm. Starting in March, 2018, he was appointed and has continued to serve as a director for Opencap Global Inc. He is also currently a business consultant and has served as president and director of SP Associates Corp., a management consulting and corporate advisory services firm since March 2016.

Saleem Elmasri is a CPA and seasoned business professional with 20 years of experience in financial and management consulting. Mr. Elmasri began his career at PricewaterhouseCoopers(“PwC”) and worked on several of the firm’s Fortune 500 clients, primarily focused on the Life Sciences and Pharmaceutical industry. From PwC, he transitioned to lead advisory practices at boutique consulting firms, specializing in transaction and complex accounting advisory.

From September 2020 to the present, he has served as the Managing Partner at Titan Advisory Services LLC, a boutique advisory firm focused on providing collaborative and customized financial operations and CFO services to early-stage companies. From June 2019 to August 2020, he was Managing Director at DLA LLC. From March 2018 to June 2019, he worked as Senior Director for Pine Hill Group LLC, a boutique accounting and transaction advisory firm. From September 2007 to March 2018, Mr. Elmasri advanced through a series of progressively responsible roles, culminating in the position of Senior Manager for PricewaterhouseCoopers LLP, a Big-4 Accounting and Global Professional Services firm. Mr. Elmasri received B.S. degrees in Accounting and Finance from Rutgers University in 2007.

Catherine Do serves as a member of our board of directors. In addition, Dr. Do has served as a member of the board of directors of Drugs Made In America Acquisition Corp. (Nasdaq: DMAA), a special purpose acquisition company, since January 2025. Dr. Do was trained as a medical doctor specializing in Public Health and Epidemiology in France, with a keen interest in molecular epidemiology. Due to the absence of a joint PhD-MD program in France, she paused her residency to earn a master’s in Biostatistics and Clinical Research and a PhD in Molecular Pharmacology. After spending a year at the French Drug Agency (ANSM) as a pharmaco-epidemiologist, Dr. Do pursued her interest in molecular research, undertaking a post-doctoral fellowship in genetics and epigenetics at Columbia University. From 2017 to 2021, she served as an assistant scientist at the Center for Discovery and Innovation at Hackensack University Medical Center. In 2021, to further her expertise in chromatin architecture, she joined NYU Langone Health as an Assistant Professor in Pathology focusing on chromatin architecture, underscoring her role in the field of drug discovery. Dr. Do earned a master’s in Biostatistics and Clinical Research, a MD in Epidemiology and a PhD in Cellular and Molecular Pharmacology at Paul Sabatier University in Toulouse, France.

G. Sridhar Prasad serves as a member of our board of directors. In addition, Dr. Prasad has served as a member of the board of directors of Drugs Made In America Acquisition Corp. (Nasdaq: DMAA), a special purpose acquisition company, since January 2025. Since 2024, he has served as a member of the board of directors of the Brain Cancer Research Institute. Dr. Prasad joined Syrrx, Inc., a drug discovery company, in early 2000s, leading crystallography efforts that led to the discovery of Nesina®, a drug to treat type 2 diabetes. At Merck & Co. Inc., he was a lead crystallographer on multiple drug discovery programs, including those for schizophrenia, oncology and HIV-1 AIDS. Dr. Prasad co-founded Plex Pharmaceuticals in 2009, which was acquired by Collidion, Inc. in 2017, and served as its Chief Scientific Officer from 2009 to 2022. Dr. Prasad is the founder and Principal Consultant of Nnavata LLC. Prior to founding Nnavata, he was the Director and Head of Protein Science at Ventus Therapeutics, Waltham, MA, a clinical-stage biopharmaceutical company deploying structural biology and computational chemistry tools to develop a pipeline of novel medicines in immunology, inflammation, and neurology. Dr. Prasad has raised millions in funding from NIH and the Michael J Fox Foundation for Parkinson’s research. Dr. Prasad is a co-inventor on thirteen U.S./International issued patents and has published 45 peer-reviewed research articles and textbook chapters. He also serves on the editorial boards of Organic & Medicinal Chemistry International Journal and Chemical Sciences Journal, Omics Publications. Dr. Prasad received his Ph.D. in Biophysics from the Indian Institute of Science, Bangalore, and completed postdoctoral training at the University of Minnesota and the Scripps Research Institute, La Jolla, California.

Myron W. Shulgan KC serves as a member of our board of directors. In addition, Mr. Shulgan has served as a member of the board of directors of Drugs Made In America Acquisition Corp. (Nasdaq: DMAA), a special purpose acquisition company, since January 2025. Mr. Shulgan is a lawyer who has over 40 years of trial experience. Mr. Shulgan was an associate at Strosberg Wingfiled Sasso from 2024 to 2025. He was a partner at Strosberg Sasso Sutts LLP from 2015 to 2023. Mr. Shulgan was associated with Myron Shulgan Professional Corporation from 2015-2024. Early in his career he worked as a federally appointed drug prosecutor for three years during which he prosecuted individuals charged with drug related offenses. Since then he has developed a trial practice during which he has represented corporations and individuals involved in complex commercial litigation, construction claims, banking disputes and other business related matters in trials and appeals at all levels of courts in Canada, including the Supreme Court of Canada. Mr. Shulgan has acted for and counselled clients in the navigation of laws in highly regulated businesses, to assist them in achieving their goals and complying with their government mandated obligations. Mr. Shulgan received a bachelor of arts degree in political science and a bachelor of law degree from the University of Windsor.

Number and Terms of Office and Appointment of Officers and Directors

Our board of directors consists of three members.

Approval of our entry into an initial business combination agreement will require the affirmative vote of a majority of our board directors, which must include a majority of our independent directors. Subject to any other special rights applicable to the shareholders, prior to our initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors.

As an exempted company, there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings at which our shareholders would elect directors. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Director Independence

The Nasdaq listing rules require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board has determined that each of Catherine Do, G. Sridhar Prasad and Myron W. Shulgan is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our directors or officers have received any cash compensation for services rendered to us. Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review and approve all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates, which may include reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the Nasdaq listing rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq listing rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Catherine Do, G. Sridhar Prasad and Myron W. Shulgan. Mr. Shulgan serves as chair of the audit committee.

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Shulgan qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are G. Sridhar Prasad and Myron W. Shulgan. Mr. Shulgan serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board of directors.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq listing rules. In accordance with Rule 5605(e)(1)(A) of the Nasdaq listing rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Our independent directors will recommend to the board of directors candidates for nomination for election at the annual general meeting of the shareholders. The board of directors will also consider director candidates recommended for nomination by holders of our ordinary shares during such times as they are seeking proposed nominees to stand for appointment at an annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code of Conduct

We have adopted a Code of Conduct applicable to our directors, officers and employees, which is available by accessing our public filings at the SEC’s website at www.sec.gov and on our website. In addition, a copy of our Code of Conduct will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Conduct in a Current Report on Form 8-K.

Insider Trading Policy

We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION.

No compensation will be paid to our initial shareholders, officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. We had an agreement to pay Drugs Made In America Acquisition II LLC (the “Sponsor”) a total of $10,000 per month for office space, administrative and support services which has been cancelled in March 2026. We have not made any payments to the Sponsor under the agreement as of December 31, 2025. Our sponsor, its service providers, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred or such agreed-upon compensation as contracted in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

The Company’s prior CFO (“Prior CFO”) is a partner in the advisory firm through which he provided accounting services to the Company. We paid the Prior CFO $10,403 and $5,000 for the year ended December 31, 2025 and for the period from August 23, 2024 (inception) through December 31, 2024, respectively, for such services. We have an agreement to pay the Company’s CFO a total of $3,500 per month for the provision of principal financial and accounting officer services. We have not paid the CFO for services provided under the agreement as of December 31, 2025. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors that beneficially owns ordinary shares; and

●	all our officers and directors as a group.

The following table is based on 63,700,000 ordinary shares outstanding (inclusive of shares included in outstanding units) outstanding as of the date of this annual report. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon conversion of any rights, as these rights are not convertible into ordinary shares within 60 days of the date of this annual report on Form 10-K.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Drugs Made In America Acquisition II LLC(2)	2,958,333	4.6%
Lynn Stockwell(2)	2,958,333	4.6%
Glenn Worman	100,000	*
Catherine Do	100,000	*
G. Sridhar Prasad	100,000	*
Myron W. Shulgan	100,000	*
All directors and executive officers as a group (5 individuals)	3,358,333	5.3%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the following entities or individuals is c/o Drugs Made In America Acquisition Corp., 420 Lexington Avenue, Suite 1402, New York, NY 10170.

(2)	Drugs Made In America Acquisition II LLC, our sponsor, is the record holder of the shares reported herein. Lynn Stockwell is the managing member of the sponsor. Ms. Stockwell disclaims any beneficial ownership of the securities held by the sponsor, except to the extent of her pecuniary interest therein. The business address for these reporting persons is 1 East Broward Boulevard, Suite 700, Fort Lauderdale, FL 33301.

Restrictions on Transfers of Founder Shares and Private Placement Units

The founder shares and the Private Placement Units, including the underlying private shares and private rights, are subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us entered into by our initial shareholders. Those lock-up provisions provide that such securities are not transferable or salable until the earlier of: (i) with respect to 50% of the founder shares and Private Placement Units, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of the founder shares and Private Placement Units, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) transfers by private sales or transfers made in connection with consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our initial business combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement, as amended, upon dissolution of our sponsor; (h) in the event of our completion of a liquidation, merger, share exchange, reorganization or other similar transaction which results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; or (i) to a nominee or custodian of a person or entity to whom a disposition or transfer would be permissible under clauses (a) through (h) above; provided, however, that in the case of clauses (a) through (e) and (i) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement. In addition, we could agree to permit the holders of our founder shares to transfer shares or agree to cancel such securities. Although no such transfers or cancellations are contemplated, we could agree to permit such transfer or cancellation to facilitate the closing of a business combination. Any permitted transferees would be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares. However, if after a business combination there is a transaction whereby all the outstanding shares are exchanged or redeemed for cash (as would be the case in a post-asset sale liquidation) or another issuer’s shares then the founder shares and the Private Placement Units (or any ordinary shares underlying thereunder) shall be permitted to participate.

Registration Rights

The holders of the founder shares, Private Placement Units (and underlying securities) and any units (and underlying securities) that may be issued on conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On September 11, 2024, we issued to our sponsor an aggregate of 44,722,222 ordinary shares for an aggregate purchase price of $35,000, or approximately $0.0008 per share. In February 2025, the sponsor surrendered and forfeited 18,847,222 ordinary shares to us for no consideration. In May 2025, the sponsor surrendered and forfeited an additional 11,500,000 ordinary shares to us for no consideration, following which the sponsor held 14,375,000 founder shares. Our sponsor and the other initial shareholders own 20% of our issued and outstanding ordinary shares (not including the private units). As the underwriter did not exercise its over-allotment option, 1,875,000 founder shares were surrendered and forfeited by certain of our initial shareholders.

If any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to their fiduciary duties under Cayman Islands law. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. In particular, all our directors and officers currently also serve as directors and officers of DMAA, a special purpose acquisition company that is in search of business combination targets. Because DMAA has not identified a target business, our directors and officers have a pre-existing fiduciary obligation to present potential target businesses to DMAA, and will therefore present any potential target businesses to it prior to presenting them to us.

We have entered into an administrative services agreement pursuant to which we have agreed to pay our sponsor or an affiliate $10,000 per month for office space, administrative and support services, which has been cancelled in March 2026. Our audit committee will review and approve all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates, which may include reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private units issued to our sponsor.

The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans, and such terms will be subject to the approval of our audit committee. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver of any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private units (and underlying securities) and units (and underlying securities) issued upon conversion of working capital loans (if any).

In connection with the change in management, Ms. Stockwell, as the Managing Member of the sponsor group, along with her spouse, entered into a sponsor standstill , non-voting and cooperation acknowledgement issued by Ms. Stockwell and her spouse to the Company, in which they agreed to refrain from taking any actions with respect to the Company and to cooperate with the current management team on the transfer of founder shares and other securities held by the sponsor when permissible.

RELATED PARTY POLICY

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted our Code of Conduct requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Conduct, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. The Code of Conduct is filed as an exhibit to this report.

In addition, our audit committee, pursuant to a written charter that we adopted prior to the consummation of our IPO, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee will review and approve all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates, which may include reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, prior to consummating an initial business combination with an entity that is affiliated with any of our directors or officers, we, or a committee of independent and disinterested directors, may engage independent advisors to assist with the evaluation and will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, there will be no finder’s fees, reimbursements or cash payments made by us to our initial shareholders, or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the funds held in the trust account prior to the completion of our initial business combination:

●	Payment to our sponsor or an affiliate of $10,000 per month for office space, administrative and support services;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our directors and officers to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender.

Our initial shareholders, including our sponsor, the unaffiliated founder share transferees and our directors and officers, have entered into a letter agreement with us pursuant to which, with certain limited exceptions, the founder shares and the private units, including the underlying private shares and private rights, are not transferable, assignable or salable (except to our directors and officers and other persons or entities affiliated with our initial shareholders, each of whom will be subject to the same transfer restrictions) until the earlier of: (i) with respect to 50% of the founder shares and private units, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of the founder shares and private units, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Director Independence

The Nasdaq listing rules require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board has determined that each of Catherine Do, G. Sridhar Prasad and Myron W. Shulgan is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of MaloneBailey, LLP (“MaloneBailey”), acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. During the period from August 23, 2024 (inception) through December 31, 2024 and the year ended December 31, 2025, fees for our independent registered public accounting firm were approximately $82,400 and $167,500 for the services MaloneBailey performed in connection with our Initial Public Offering and the audit of our December 31, 2025 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from August 23, 2024 (inception) through December 31, 2024 and the year ended December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements  .

Tax Fees. During the period from August 23, 2024 (inception) through December 31, 2024 and the year ended December 31, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from August 23, 2024 (inception) through December 31, 2024 and the year ended December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 206)	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from August 23, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from August 23, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from August 23, 2024 (inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit	Description
1.1	Underwriting Agreement, dated September 24, 2025, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-288791) initially filed with the SEC on July 21, 2025).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No. 333-288791) initially filed with the SEC on July 21, 2025).
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No. 333-288791) initially filed with the SEC on July 21, 2025).
4.4	Rights Agreement, dated September 24, 2025, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2025).
4.5*	Description of the Company’s securities.
10.1	Letter Agreement, dated September 24, 2025, by and among the Company, Drugs Made In America Acquisition II LLC, the initial shareholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2025).

10.2	Investment Management Trust Agreement, dated September 24, 2025, by and among the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2025).
10.3	Registration Rights Agreement, dated September 24, 2025, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2025).
10.4	Private Units Subscription Agreement, dated September 24, 2025, by and between the Company and Drugs Made In America Acquisition II LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2025).
10.5	Private Units Subscription Agreement, dated September 24, 2025, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2025).
10.6	Form of Indemnity Agreement by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2025).
10.7	Administrative Services Agreement, dated as of September 24, 2025, by and between the Company and Drugs Made In America Acquisition II LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2025).
10.8	Letter of Intent dated March 5, 2026 between Drugs Made in America Acquisition II Corp. and Alpha Multi Family Office (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2026).
10.9	Addendum to Letter of Intent dated March 9, 2026 between Drugs Made in America Acquisition II Corp. and Alpha Multi Family Office (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2026).
10.10	Bridge Financing Convertible Promissory Note dated March 11, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2026).
10.11	Definitive Investment and Sponsor Transition Agreement dated March 23, 2026 among Tal Alpha Yezum Vekidum Asakim (2003) LTD, Drugs Made in America Acquisition Corp II and S.E.E Capital Partners Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2026).
10.12	Interim Convertible Note ($300,000) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2026).
14	Form of Code of Conduct (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1 (File No. 333-288791) initially filed with the SEC on July 21, 2025).
19*	Insider Trading Policy.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2026	DRUGS MADE IN AMERICA ACQUISITION II CORP.

	By:	/s/ Roger Bendelac
	Name:	Roger Bendelac
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Roger Bendelac	Chief Executive Officer	April 15, 2026
Roger Bendelac	(Principal Executive Officer)

/s/ Saleem Elmasri	Chief Financial Officer	April 15, 2026
Saleem Elmasri	(Principal Financial and Accounting Officer)

/s/ Catherine Do	Director	April 15, 2026
Catherine Do

/s/ G. Sridhar Prasad	Director	April 15, 2026
G. Sridhar Prasad

/s/ Myron W. Shulgan	Director	April 15, 2026
Myron W. Shulgan

 DRUGS MADE IN AMERICA ACQUISITION II CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 206)	F-2
Financial Statements:
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from August 23, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from August 23, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from August 23, 2024 (inception) through December 31, 2024	F-6
Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Drugs Made in America Acquisition II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Drugs Made in America Acquisition II Corp. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from August 23, 2024 (inception) through December 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from August 23, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans and the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2024.

Houston, Texas

April 15, 2026

DRUGS MADE IN AMERICA ACQUISITION II CORP.

BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$223	$17,035
Due from Sponsor, net of reserve for credit losses of $812,113	—	—
Prepaid expenses	25,814	42,580
Total Current Assets	26,037	59,615
Non-current Assets:
Deferred offering costs	—	78,449
Cash and investments held in Trust Account	504,933,800	—
Total Non-current Assets	504,933,800	78,449
TOTAL ASSETS	$504,959,837	$138,064

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$99,359	$—
Accrued expenses	88,343	—
Accrued offering costs	113,162	4,683
Promissory note – related party	—	250,100
Total Current Liabilities	300,864	254,783
Non-current Liabilities:
Deferred underwriting fee payable	17,500,000	—
Total Non-current Liabilities	17,500,000	—
TOTAL LIABILITIES	17,800,864	254,783

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, 50,000,000 shares at redemption value of $10.10 and $0 per share as of December 31, 2025 and 2024, respectively	504,933,800	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 13,700,000 and 14,375,000 shares issued and outstanding, excluding 50,000,000 and 0 shares subject to redemption as of December 31, 2025 and 2024, respectively(1)(2)	1,369	1,437
Additional paid-in capital	—	33,563
Accumulated deficit	(17,776,196)	(151,719)
Total Shareholders’ Deficit	(17,774,827)	(116,719)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$504,959,837	$138,064

(1)	Includes an aggregate of up to 1,875,000 ordinary shares subject to surrender and forfeiture if the over-allotment option is not exercised in full by the underwriters as of December 31, 2024. The over-allotment option expired on November 8, 2025 resulting in a forfeiture of 1,875,000 ordinary shares (Note 5).

(2)	In February 2025, the sponsor surrendered and forfeited 18,847,722 ordinary shares to the Company for no consideration. In May 2025, the sponsor surrendered and forfeited an additional 11,500,000 ordinary shares to the Company for no consideration, following which the sponsor held 14,375,000 founder shares immediately upon surrender and forfeit. All share and per share data has been retrospectively presented (see Note 5).

The accompanying notes are an integral part of the financial statements.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from August 23, 2024 (inception) through December 31, 2024
Operating expenses
General and administrative costs	$488,385	$151,719
Total operating expenses	488,385	151,719
Loss from operations	(488,385)	(151,719)

Other Income (Expense)
Interest earned on cash and investments held in Trust Account	4,933,800	—
Gain on extinguishment of over-allotment option liability	553,748	—
Provision for credit losses	(812,113)	—
Total other income	4,675,435	—
Net income (loss)	$4,187,050	$(151,719)

Weighted average redeemable ordinary shares outstanding – basic	13,287,671	—
Basic net income per redeemable ordinary share	$0.16	$—
Weighted average redeemable ordinary shares outstanding – diluted	13,287,671	—
Diluted net income per redeemable ordinary share	$0.15	$—
Weighted average non-redeemable ordinary shares outstanding – basic (1)(2)	12,818,904	12,500,000
Basic net income (loss) per non-redeemable ordinary share	$0.16	$(0.01)
Weighted average non-redeemable ordinary shares outstanding – diluted (1)(2)	14,426,781	12,500,000
Diluted net income (loss) per non-redeemable ordinary share	$0.15	$(0.01)

(1)	The over-allotment option expired on November 8, 2025 resulting in a forfeiture of 1,875,000 ordinary shares (Note 5).

(2)	In February 2025, the sponsor surrendered and forfeited 18,847,722 ordinary shares to the Company for no consideration. In May 2025, the sponsor surrendered and forfeited an additional 11,500,000 ordinary shares to the Company for no consideration, following which the sponsor holds 14,375,000 founder shares immediately upon surrender and forfeit. All share and per share data has been retrospectively presented (see Note 5).

The accompanying notes are an integral part of the financial statements.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	14,375,000	$1,437	$33,563	$(151,719)	$(116,719)
Sale of 1,200,000 Private Placement Units	1,200,000	120	11,999,880	—	12,000,000
Fair value of rights included in Public Units	—	—	10,355,000	—	10,355,000
Allocated value of transaction costs to redeemable shares	—	—	(638,354)	—	(638,354)
Forfeiture of founder shares	(1,875,000)	(188)	188	—	—
Accretion and remeasurement for redeemable ordinary shares to redemption amount	—	—	(21,750,277)	(21,811,527)	(43,561,804)
Net income	—	—	—	4,187,050	4,187,050
Balance – December 31, 2025	13,700,000	$1,369	$—	$(17,776,196)	$(17,774,827)

FOR THE PERIOD FROM AUGUST 23, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — August 23, 2024 (Inception)	—	$—	$—	$—	$—
Issuance of ordinary shares (1)(2)	14,375,000	1,437	33,563	—	35,000
Net loss	—	—	—	(151,719)	(151,719)
Balance – December 31, 2024	14,375,000	$1,437	$33,563	$(151,719)	$(116,719)

(1)	Includes an aggregate of up to 1,875,000 ordinary shares subject to surrender and forfeiture if the over-allotment option is not exercised in full by the underwriters as of December 31, 2024. The over-allotment option expired on November 8, 2025 resulting in a forfeiture of 1,875,000 ordinary shares (Note 5).

(2)	In February 2025, the sponsor surrendered and forfeited 18,847,722 ordinary shares to the Company for no consideration. In May 2025, the sponsor surrendered and forfeited an additional 11,500,000 ordinary shares to the Company for no consideration, following which the sponsor holds 14,375,000 founder shares. All share and per share data has been retrospectively presented (see Note 5).

The accompanying notes are an integral part of the financial statements.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from August 23, 2024 (inception) through December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$4,187,050	$(151,719)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operating costs through promissory note	77,799	—
Interest earned on cash and investments held in Trust Account	(4,933,800)	—
Gain on extinguishment of over-allotment option liability	(553,748)	—
Provision for credit losses	812,113	—
Changes in operating assets and liabilities:
Prepaid expenses	16,766	(42,580)
Due from Sponsor	(812,113)	—
Accounts payable	99,359	—
Accrued expenses	88,343	—
Net cash used in operating activities	(1,018,231)	(194,299)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(500,000,000)	—
Net cash used in investing activities	(500,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	490,000,000	—
Proceeds from issuance of founder shares to Sponsor	—	35,000
Proceeds from promissory note - related party	—	300,100
Proceeds from sale of Private Placement Units	12,000,000	—
Repayment of promissory note - related party	(533,781)	(50,000)
Payment of offering costs	(464,800)	(73,766)
Net cash provided by financing activities	501,001,419	211,334

Net Change in Cash	(16,812)	17,035
Cash – Beginning of period	17,035	—
Cash – End of period	$223	$17,035

Supplemental disclosure of cash flow information:
Offering costs included in accrued offering costs	$108,479	$4,683
Deferred offering costs paid through promissory note – related party	$205,881	$—
Accretion and remeasurement of redeemable ordinary shares to redemption value	$43,561,804	$—
Deferred underwriting fee payable	$17,500,000	$—
Deferred offering costs for issuance of Public Units	$857,609	$—
Fair value of rights included in Public Units	$10,355,000	$—

The accompanying notes are an integral part of the financial statements.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from August 23, 2024 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The initial shareholders and the Company’s officers and directors have entered into a letter agreement, pursuant to which they have agreed to (i) waive their redemption rights with respect to any founder shares, private shares and public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any founder shares, private shares and public shares held by them in connection with a shareholders’ vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares and private shares they hold if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period). If the Company submits the initial Business Combination to the public shareholders for a vote, the initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement, to vote any shares held by them in favor of the initial Business Combination. Pursuant to the sponsor standstill, non-voting and cooperation acknowledgement entered into on March 19, 2026 (the “Standstill Acknowledgement”), the sole member of the Sponsor, along with her spouse, have agreed to not vote, direct the voting of, or otherwise exercise any voting rights with respect to any shares or securities of the Company held directly or indirectly with the Sponsor.

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

Going Concern Consideration

As of December 31, 2025, the Company had $223 cash and a working capital deficit of $274,827. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. The Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 —  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $223 and $17,035 in cash and no cash equivalents as of December 31, 2025 and December 31, 2024, respectively.

Cash and Investments Held in Trust Account

As of December 31, 2025, cash and investments held in the Trust Account of $504,933,800 were held in money market funds which invest in U.S. Treasury securities. All of the Company’s cash and investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of cash and investments held in the Trust Account are included in interest earned on cash and investments held in Trust Account in the accompanying statement of operations. The estimated fair values of cash and investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Reserve for Current Expected Credit Losses

The Company maintains an allowance for current expected credit losses, which reflects management’s estimate of expected lifetime credit losses. This estimate is developed based on the probability of repayment. As of December 31, 2025, the Company believes that the probability of repayment of the $812,113 due from the Sponsor is remote and since February 12, 2026, after the board of directors of the Company (the “Board”) directed the Sponsor to return the full amount due back to the Company, the board and CFO learned that the Sponsor would not be able to repay the amount due back to the Company. As such, the Company has established a full reserve against the due from Sponsor amount (see Note 5 and Note 10).

As of December 31, 2025, the Company has an $812,113 reserve for current expected credit losses. The following table presents the change in the reserve for expected credit losses for the year ended December 31, 2025 and for the period from August 23, 2024 (inception) through December 31, 2024:

		For the Period From
	For the Year	August 24, 2024 (Inception)
	Ended	Through
	December 31,	December 31,
Allowance for Credit Losses	2025	2024
Allowance for credit losses – beginning of period	$—	$—
Provision for current expected credit losses	812,113	—
Charge-offs	—	—
Recoveries	—	—
Allowance for credit losses – end of period	$812,113	$—

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

As of December 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Ordinary Shares subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial Business Combination activity. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Amount
Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Rights	(10,355,000)
Proceeds allocated to over-allotment option	(553,748)
Ordinary share issuance cost	(27,719,256)
Plus:
Accretion and remeasurement of carrying value to redemption value	43,561,804
Ordinary shares subject to possible redemption, December 31, 2025	$504,933,800

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480 since the underwriters did not fully exercise their over-allotment option at the closing of the Initial Public Offering. The underwriters’ over-allotment option expired on November 8, 2025 and, as such, there is no liability recorded as of December 31, 2025.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Year Ended December 31,
	2025
	Redeemable shares	Non-redeemable shares
Basic net income per share:
Numerator:
Allocation of net income	$2,131,116	$2,055,934
Denominator:
Weighted-average shares outstanding	13,287,671	12,818,904
Basic net income per ordinary share	$0.16	$0.16

Diluted net income per share:
Numerator:
Allocation of net income	$2,007,478	$2,179,572
Denominator:
Weighted-average shares outstanding	13,287,671	14,426,781
Diluted net income per ordinary share	$0.15	$0.15

	For The Period from August 23, 2024 (Inception) through December 31, 2024
	Redeemable	Non-Redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$—	$(151,719)
Denominator:
Weighted-average shares outstanding	—	12,500,000
Basic and diluted net loss per ordinary share	$—	$(0.01)

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on September 26, 2025, the Company sold 50,000,000 Units at a price of $10.00 per Unit for a total of $500,000,000. Each Unit consists of one ordinary share and one right (“Public Right”), with each Public Right entitling the holder to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial Business Combination. In connection with the Initial Public Offering, the underwriters were granted a 45-day option to purchase up to 7,500,000 additional Units to cover over-allotments, if any. As of December 31, 2025, the full over-allotment option has expired without being exercised.

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

NOTE 5 — RELATED PARTIES

Founder Shares

On September 11, 2024, the Company issued to the Sponsor an aggregate of 44,722,222 ordinary shares (the “Founder Shares”), par value $0.0001 per share, in exchange for $35,000 or approximately $0.0008 per share. In February 2025, the Sponsor surrendered and forfeited 18,847,722 ordinary shares to the Company for no consideration. In May 2025, the Sponsor surrendered and forfeited an additional 11,500,000 ordinary shares to the Company for no consideration, following which the Sponsor holds 14,375,000 Founder Shares. The Founder Shares include an aggregate of up to 1,875,000 shares subject to surrender and forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Units and assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). The underwriters did not exercise the over-allotment option in part or in full resulting in the expiration of the over-allotment option on November 8, 2025. As a result, 1,875,000 Founder Shares were surrendered and forfeited.

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

Administrative Support Agreement

Commencing on September 24, 2025, the Company entered into an Administrative Services Agreement, pursuant to which the Company has agreed to pay the Sponsor or an affiliate $10,000 for office space, and administrative and support services. The Administrative Services Agreement was cancelled in March 2026 and the current CEO does not have an agreement in place for current office space, and administrative and support services. For the year ended December 31, 2025, the Company incurred $32,333 in administrative support fees recorded to general and administrative costs on the statement of operations. As of December 31, 2025, $32,333 is reported in accrued expenses on the balance sheet. For the period from August 23, 2024 (inception) through December 31, 2024, we did not incur fees for these services as the agreement had not yet commenced.

CFO Services Agreement

The Company’s prior Chief Financial Officer (the “Prior CFO”) is a partner in the advisory firm through which he provided accounting services to the Company. On October 8, 2025, the Prior CFO delivered to the Company a notice of resignation from his position as Chief Financial Officer. The Prior CFO’s resignation is effective October 8, 2025. For the year ended December 31, 2025, the Company has incurred and paid $10,403 for such services. For the period from August 23, 2024 (inception) through December 31, 2024, the Company incurred and paid $5,000 for such services. As of December 31, 2025 and 2024, no amounts were outstanding.

Consulting Agreement

In connection with the appointment of Saleem Elmasri as Chief Financial Officer and principal financial and accounting officer of the Company on November 17, 2025, the Company entered into a master services agreement (the “Consulting Agreement”) with Titan Advisory Services LLC for the provision of such principal financial and accounting officer services by Mr. Elmasri. Under the terms of the Consulting Agreement, the Company will pay Titan Advisory Services LLC $42,000 per year, or $3,500 per month, for services rendered by Mr. Elmasri as Chief Financial Officer. For the year ended December 31, 2025, the Company incurred $7,000 of expense reported in general and administrative costs on the statement of operations. As of December 31, 2025, $7,000 was outstanding and reported in accrued expenses on the balance sheet. For the period from August 23, 2024 (inception) through December 31, 2024, we did not incur fees for these services as the agreement had not yet commenced.

Promissory Note — Related Party

On September 5, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $325,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 1, 2025 (as amended on February 28, 2025), (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines to not proceed with such Initial Public Offering. The Company had borrowed $325,000 under the promissory note, which the Company repaid on September 29, 2025. As such, no amounts are outstanding as of December 31, 2025 and $250,100 was outstanding as of December 31, 2024. Borrowings under the note are no longer available.

Advisory Services

The Company received advisory services from an uncompensated related party advisor, husband to the prior CEO of the Company. The role of such advisor is to assist in the day to day transactions of the Company. As of December 31, 2025 and 2024, no fees to such advisor have been incurred and the advisor ceased providing such advisory services in connection with the resignation of the prior CEO from the Company on February 28, 2026.

Due to Sponsor

The Sponsor has paid for offering costs and other expenses on behalf of the Company totaling $208,731. On September 29, 2025, the Company paid the Sponsor the due to Sponsor amount of $208,731. No amounts are outstanding as of December 31, 2025 and 2024.

Due from Sponsor

Between the completion of the Company’s initial public offering on September 26, 2025 and December 31, 2025, the Sponsor withdrew an aggregate amount of $1,345,844 (the “Withdrawal”) from the Company’s working capital account (the “Account”). Of the aggregate Withdrawal amount, $325,000 was used to repay an outstanding working capital note (the “Note”) to the Sponsor and $208,731 was used to repay other offering costs and expenses to the Sponsor. After the repayments to the Sponsor, there was an outstanding balance of $812,113 which is due back to the Company as of December 31, 2025. As recoverability of this balance is unlikely, the Company reserved the full amount as current expected credit losses, which is included in the statement of operations. (see note 10)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2025 and 2024, no working capital loans were outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and the rising conflicts in the Middle East, and resulting market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia.

In addition to the Russia-Ukraine conflict, the U.S.-Israel-Iran conflict has had immediate and substantial effects on global trade, energy markets and financial markets. Disruptions to critical maritime shipping routes have led major shipping companies and tanker operators to suspend or reroute operations, increasing transit times and freight costs and causing widespread supply chain disruptions. Insurance coverage for certain high-risk areas has become more costly or unavailable, and regional airspace closures have adversely affected commercial aviation. These developments have contributed to volatility in global commodity prices, including oil, and have resulted in declines in global equity markets and increased demand for safe-haven assets. The evolving conflict environment has also led to heightened sanctions enforcement and increased compliance risks in financial markets.

Any of the above factors, including sanctions, export controls, tariffs, trade wars and other geopolitical actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from September 24, 2025, the date of the final prospectus of the Initial Public Offering, to purchase up to 7,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As of December 31, 2025, the full over-allotment expired. The underwriters did not exercise the over-allotment option in part or in full.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 220,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were 13,700,000 and 14,375,000 ordinary shares issued and outstanding, respectively, excluding 50,000,000 shares subject to possible redemption, of which an aggregate of up to 1,875,000 ordinary shares were surrendered or forfeited in connection with the expiration of the underwriters’ over-allotment option so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Units and assuming Sponsor does not purchase any Public Shares in the Initial Public Offering).

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

The following table presents information about the Company’s financial instruments that are measured at fair value as of December 31, 2025 and September 26, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were no assets or liabilities measured at fair value as of December 31, 2024.

	Level	December 31, 2025
Assets:
Cash and investments held in Trust Account	1	$504,933,800
Liabilities:
Over-allotment option	3	$—

	Level	September 26, 2025
Assets:
Cash and investments held in Trust Account	1	$500,000,000
Liabilities:
Over-allotment option	3	$553,748
Equity:
Fair value of Public Rights for ordinary shares subject to possible redemption allocation	3	$10,355,000

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the statement of operations.

The following table presents the change in the recurring Level 3 fair value of the over-allotment option liability:

Over-allotment Option Liability
Balance – January 1, 2025	$—
Establish over-allotment option liability at September 26, 2025	553,748
Change in fair value	(553,748)
Balance – December 31, 2025	$—

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

The underwriters’ over-allotment option expired on November 8, 2025. As such, the over-allotment option liability was reduced to $0 as of December 31, 2025.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which includes general and administrative expenses and interest earned on cash and investments held in Trust Account which are included in the accompanying statements of operations.

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

	December 31,
	2025	2024
Cash and investments held in Trust Account	$504,933,800	$—

	For the Year Ended December 31, 2025	For the Period From August 23 (Inception) Through December 31, 2024
General and administrative costs	$488,385	$151,719
Interest earned on cash and investments held in Trust Account	$4,933,800	$—

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets and through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those disclosed below.

Between the completion of the Company’s initial public offering on September 26, 2025 and December 31, 2025, the Sponsor withdrew an aggregate amount of $1,345,844 from the Company’s Account. Of the aggregate Withdrawal amount, $325,000 was used to repay an outstanding Note to the Sponsor and $208,731 was used to repay other offering costs and expenses to the Sponsor. As a resulting of these activities, there was an outstanding balance of $812,113 which is due back to the Company.

On February 12, 2026, after the Board directed the Sponsor to return the full amount due back to the Company, the Board and the Company’s Chief Financial Officer (the “CFO”) learned that Sponsor would not be able to repay the balance due back to the Company.

Based on the foregoing, on February 18, 2026, at the request of the Board, Lynn Stockwell agreed to tender her resignation as Chief Executive Officer, Executive Chair of the Board and as a Board member. The Board received notification of Ms. Stockwell’s resignation on February 28, 2026 and such resignation was effective upon receipt. The Board accepted Ms. Stockwell’s resignation and Ms. Stockwell was removed as Chief Executive Officer, Executive Chair of the Board and as a member of the Board.

As a result of the above conduct by the Sponsor and Ms. Stockwell, the Board adopted resolutions taking the following actions:

1. On February 28, 2026, Ms. Stockwell was removed as the Company’s Chief Executive Officer, Executive Chair of the Board and as a member of the Board; and

2. On February 28, 2026, Roger Bendelac was appointed to the position of Chief Executive Officer of the Company to be effective as of the date of Ms. Stockwell’s resignation as the Company’s Chief Executive Officer.

In connection with the change in management, Ms. Stockwell, as the Managing Member of the sponsor group, along with her spouse, entered into Standstill Acknowledgement in which they agreed to refrain from taking any actions with respect to the Company and to cooperate with the current management team on the transfer of founder shares and other securities held by the sponsor when permissible.

On March 5, 2026, the Company entered into the LOI with the Investor relating to a proposed financing transaction pursuant to which the Investor indicated its intent to provide financing to the Company through a convertible note investment, subject to the negotiation and execution of definitive documentation. On March 9, 2026, the Company and the Investor entered into an addendum to the LOI which amended certain economic terms of the proposed financing (the “Addendum”). Pursuant to the LOI, as amended by the Addendum, the aggregate amount to be loaned is $1,400,000, of which the $150,000 paid to the Company pursuant to the Bridge Loan will be the first payment.

The remaining $1,250,000 of the proposed convertible notes financing is subject to the negotiation and execution of, a convertible note purchase agreement to be negotiated and finalized by the parties. The Addendum contemplates that $400,000 in aggregate funding will be disbursed to the Company on or prior to March 30, 2026.

On March 11, 2026, the Company issued an unsecured convertible note (the “Bridge Note”) to Alpha Multi Family Office (the “Investor”) in the principal amount of $150,000 (the “Bridge Loan”). The Bridge Loan represents an initial loan towards a contemplated $1,400,000 financing (the “Convertible Notes Financing”) pursuant to the Letter of Intent (“LOI”) described below. The total amount outstanding under the Bridge Note is $150,000.

The Bridge Note has a maturity date nine months from the date of issuance, unless earlier converted or credited toward the definitive financing documents for the Convertible Notes Financing and does not bear interest. Upon the consummation of the Company’s initial business combination (the “Business Combination”), the outstanding principal amount of the Bridge Note may, at the option of the Investor, be converted into shares of the combined entity at a conversion price equal to a 35% discount to the market price of such shares at the time of conversion.

Effective March 24, 2026, the Company and the Investor entered into the Definitive Investment and Sponsor Transition Agreement (the “Agreement”) for the Convertible Notes Financing.

In addition, on March 30, 2026, the Company and the Investor entered into an Interim Convertible Note in the amount of $300,000 (the “Second Note”). The Second Note has a maturity date nine months from the date of issuance, unless earlier converted and does not bear interest. Upon the consummation of the Company’s initial business combination, the outstanding principal amount of the Second Note may, at the option of the Investor, be converted into shares of the combined entity at a conversion price equal to a 35% discount to the market price of such shares at the time of conversion. The total amounts outstanding under the Second Note is $300,000.