Form 10-Q
period 2026-06-30
Drugs Made In America Acquisition II Corp.
filed 2026-08-14
CIK 2040475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 63,700,000 ordinary shares outstanding (inclusive of shares included in outstanding units).

DRUGS MADE IN AMERICA ACQUISITION II CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash	$174,974	$223
Due from Sponsor, net of reserve for credit losses of $782,113 and $812,113 as of June 30, 2026 and December 31, 2025, respectively.	—	—
Prepaid expenses	42,849	25,814
Total Current Assets	217,823	26,037
Non-current Assets:
Cash and investments held in Trust Account	513,882,333	504,933,800
Total Non-current Assets	513,882,333	504,933,800
TOTAL ASSETS	$514,100,156	$504,959,837

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,253	$99,359
Accrued expenses	69,159	88,343
Accrued offering costs	113,162	113,162
Promissory notes	450,000	—
Total Current Liabilities	644,574	300,864
Non-current Liabilities:
Deferred underwriting fee payable	17,500,000	17,500,000
Total Non-current Liabilities	17,500,000	17,500,000
TOTAL LIABILITIES	18,144,574	17,800,864

Commitments and Contingencies (Note 7)

Ordinary shares subject to possible redemption, 50,000,000 shares at redemption value of $10.28 and $10.10 per share as of June 30, 2026 and December 31, 2025, respectively	513,882,333	504,933,800

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 220,000,000 shares authorized; 13,700,000 shares issued and outstanding, excluding 50,000,000 shares subject to redemption as of June 30, 2026 and December 31, 2025	1,369	1,369
Additional paid-in capital	—	—
Accumulated deficit	(17,928,120)	(17,776,196)
Total Shareholders’ Deficit	(17,926,751)	(17,774,827)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$514,100,156	$504,959,837

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses
General and administrative costs	$112,227	$38,073	$244,257	$97,400
Total operating expenses	112,227	38,073	244,257	97,400
Loss from operations	(112,227)	(38,073)	(244,257)	(97,400)

Other income
Interest earned on cash and investments held in Trust Account	4,508,683	—	8,948,533	—
Recovery of credit losses	—	—	30,000	—
Total other income	4,508,683	—	8,978,533	—
Net income (loss)	$4,396,456	$(38,073)	8,734,276	(97,400)

Weighted average redeemable ordinary shares outstanding – basic and diluted	50,000,000	—	50,000,000
Basic net income per redeemable ordinary share	$0.07	$—	0.14
Weighted average non-redeemable ordinary shares outstanding – basic (1)(2)	13,700,000	12,500,000	13,700,000	12,500,000
Basic net income (loss) per non-redeemable ordinary share	$0.07	$(0.00)	0.14	(0.01)
Weighted average non-redeemable ordinary shares outstanding – diluted (1)(2)	13,700,000	12,500,000	13,700,000	12,500,000
Diluted net income (loss) per non-redeemable ordinary share	$0.07	$(0.00)	0.14	(0.01)

(1)	The over-allotment option expired on November 8, 2025 resulting in a forfeiture of 1,875,000 ordinary shares (Note 5).

(2)	In February 2025, the sponsor surrendered and forfeited 18,847,722 ordinary shares to the Company for no consideration. In May 2025, the sponsor surrendered and forfeited an additional 11,500,000 ordinary shares to the Company for no consideration, following which the sponsor holds 14,375,000 founder shares immediately upon surrender and forfeit. All share and per share data has been retrospectively presented (see Note 5).

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	13,700,000	$1,369	$—	$(17,776,196)	$(17,774,827)
Capital contribution through cancellation of administrative support fee	—	—	62,333	—	62,333
Accretion and remeasurement for redeemable ordinary shares to redemption amount	—	—	(62,333)	(4,377,517)	(4,439,850)
Net income	—	—	—	4,337,820	4,337,820
Balance – March 31, 2026	13,700,000	1,369	—	$(17,815,893)	$(17,814,524)
Accretion and remeasurement for redeemable ordinary shares to redemption amount	—	—	—	(4,508,683)	(4,508,683)
Net income	—	—	—	4,396,456	4,396,456
Balance – June 30, 2026	13,700,000	$1,369	$—	$(17,928,120)	$(17,926,751)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amounts	Capital	Deficit	Deficit
Balance — January 1, 2025	14,375,000	$1,437	$33,563	$(151,719)	$(116,719)
Net loss	—	—	—	(59,327)	(59,327)
Balance – March 31, 2025	14,375,000	1,437	33,563	(211,046)	(176,046)
Net loss	—	—	—	(38,073)	(38,073)
Balance – June 30, 2025	14,375,000	$1,437	$33,563	$(249,119)	$(214,119)

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$8,734,276	$(97,400)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(8,948,533)	—
Recovery of credit losses	(30,000)	—
General and administrative costs paid through promissory note – related party	—	47,192
Changes in operating assets and liabilities:
Prepaid expenses	(17,035)	38,000
Due from Sponsor	30,000	(2,596)
Accounts payable and Accrued expenses	(43,957)	2,163
Net cash used in operating activities	(275,249)	(12,641)

Cash Flows from Financing Activities:
Proceeds from promissory notes	450,000	—
Net cash provided by financing activities	450,000	—

Net Change in Cash	174,751	(12,641)
Cash – Beginning of period	223	17,035
Cash – End of period	$174,974	$4,394

Supplemental disclosure of cash flow information:
Offering costs included in accrued offering costs	$—	$23,376
Accretion and remeasurement of redeemable ordinary shares to redemption value	$8,948,533	$—
Capital contribution through cancellation of administrative support fee	$62,333	$—

The accompanying notes are an integral part of the unaudited financial statements.

DRUGS MADE IN AMERICA ACQUISITION II CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from August 23, 2024 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

As of June 30, 2026 and December 31, 2025, the Company had $174,974 and $223 cash, respectively and a working capital deficit of $426,751 and $274,827, respectively. The Company expects to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. The Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $174,974 and $223 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, cash and investments held in the Trust Account of $513,882,333 and $504,933,800, respectively were held in money market funds which invest in U.S. Treasury securities. All of the Company’s cash and investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of cash and investments held in the Trust Account are included in interest earned on cash and investments held in Trust Account in the accompanying statement of operations. The estimated fair values of cash and investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Reserve for Current Expected Credit Losses

The Company maintains an allowance for current expected credit losses, which reflects management’s estimate of expected lifetime credit losses. This estimate is developed based on the probability of repayment. As of June 30, 2026, Company believes that the probability of repayment of the $782,113 due from the Sponsor is remote and since February 12, 2026, after the board of directors of the Company (the “Board”) directed the Sponsor to return the full amount due back to the Company, the board and CFO learned that the Sponsor would not be able to repay the amount due back to the Company. As such, the Company has established a full reserve against the due from Sponsor amount (see Note 5).

As of June 30, 2026 and December 31, 2025, the Company has a $782,113 and $812,113 reserve for current expected credit losses, respectively. The following table presents the change in the reserve for expected credit losses as of June 30, 2026 and December 31, 2025

	June 30,	December 31,
Allowance for Credit Losses	2026	2025
Allowance for credit losses – beginning of period	$812,113	$—
Provision for current expected credit losses	—	812,113
Charge-offs	—	—
Recoveries	(30,000)	—
Allowance for credit losses – end of period	$782,113	$812,113

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

As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Ordinary Shares subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial Business Combination activity. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2026, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Amount
Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Rights	(10,355,000)
Proceeds allocated to over-allotment option	(553,748)
Ordinary share issuance cost	(27,719,256)
Plus:
Accretion and remeasurement of carrying value to redemption value	43,561,804
Ordinary shares subject to possible redemption, December 31, 2025	504,933,800
Accretion and remeasurement of carrying value to redemption value	4,439,850
Ordinary shares subject to possible redemption, March 31, 2026	509,373,650
Accretion and remeasurement of carrying value to redemption value	4,508,683
Ordinary shares subject to possible redemption, June 30, 2026	$513,882,333

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480 since the underwriters did not fully exercise their over-allotment option at the closing of the Initial Public Offering. The underwriters’ over-allotment option expired on November 8, 2025 and, as such, there is no liability recorded as of June 30, 2026.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	Three Months Ended		Six Months Ended
	June 30, 2026		June 30, 2026
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic net income per share:
Numerator:
Allocation of net income	$3,450,907	$945,549	$6,855,790	$1,878,486
Denominator:
Weighted-average shares outstanding	50,000,000	13,700,000	50,000,000	13,700,000
Basic net income per ordinary share	$0.07	$0.07	$0.14	$0.14

Diluted net income per share:
Numerator:
Allocation of net income	$3,450,907	$945,549	$6,855,790	$1,878,486
Denominator:
Weighted-average shares outstanding	50,000,000	13,700,000	50,000,000	13,700,000
Diluted net income per ordinary share	$0.07	$0.07	$0.14	$0.14

For the three and six months ended June 30, 2025, net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to surrender and forfeiture, as there was one class of shares. Weighted average shares were reduced for the effect of an aggregate of 1,875,000 ordinary shares that are subject to surrender and forfeiture if the over-allotment option is not exercised by the underwriters. As such, basic and diluted net loss per ordinary share was $(0.00) and $(0.01)for the three and six months ended June 30, 2025, respectively.

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025 issued ASU 2025-01 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU-2025-01”). ASU 2024-03 and ASU 2025-01 require public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 and ASU 2025-01.

In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. The amendments in this ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or debt extinguishments. The amendments introduce a preexisting contract approach for evaluating whether induced conversion accounting is appropriate and provide additional guidance regarding the form and amount of consideration transferred in an inducement offer. The standard is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements and related disclosures.

In April 2026, the FASB issued Accounting Standards Update 2026-01, “Initial Measurement of Paid-in-Kind Dividends on Equity-Classified preferred Stock”, which provides authoritative guidance on how an issuer should initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock. ASU 2026-01 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal year reporting periods. Early adoption is permitted in an interim or fiscal year reporting period in which financial statements have not yet been issued or made available for issuance. The Company does not believe ASU 2026-01 will have a significant impact on the Company’s financial position, results of operations or cash flows. However, the Company would need to evaluate its impact in the event the Company issues preference shares.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on September 26, 2025, the Company sold 50,000,000 Units at a price of $10.00 per Unit for a total of $500,000,000. Each Unit consists of one ordinary share and one right (“Public Right”), with each Public Right entitling the holder to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial Business Combination. In connection with the Initial Public Offering, the underwriters were granted a 45-day option to purchase up to 7,500,000 additional Units to cover over-allotments, if any. As of June 30, 2026, the full over-allotment option has expired without being exercised.

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

Administrative Support Agreement

Commencing on September 24, 2025, the Company entered into an Administrative Services Agreement, pursuant to which the Company has agreed to pay the Sponsor or an affiliate $10,000 for office space, and administrative and support services. The Administrative Services Agreement was cancelled in March 2026, and the current CEO does not have an agreement in place for current office space, and administrative and support services. For the three and six months ended June 30, 2026, the Company incurred $0 and $30,000 under the agreement which is recorded to administrative costs on the statement of operations, respectively. As a result of the cancellation in March 2026, the Company reclassified the $30,000 incurred and outstanding under the Administrative Services Agreement for the six months ended June 30, 2026 through equity as a capital contribution by the Sponsor in lieu of cash payment. As such, as of June 30, 2026 and December 31, 2025, $0 and $32,233 is reported in accrued expenses on the balance sheets, respectively. The Company did not incur or pay any amounts for the three and six months ended June 30, 2025 as the Administrative Services Agreement commenced on September 24, 2025.

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

For the three and six months ended June 30, 2026, the Company incurred $10,500 and $21,000 of expense, respectively reported in general and administrative costs on the statement of operations. As of June 30, 2026 and December 31, 2025, $0 and $7,000 was outstanding, respectively, and reported in accounts payable and accrued expenses on the balance sheets.

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

For the three and six months ended June 30, 2026, the Company incurred $18,000 and $18,000 of expense, respectively reported in general and administrative costs on the statement of operations. As of June 30, 2026 and December 31, 2025, $0 and $0 was outstanding, respectively, and reported in accounts payable and accrued expenses on the balance sheets.

Promissory Note — Related Party

On September 5, 2024, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $325,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 1, 2025 (as amended on February 28, 2025), (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines to not proceed with such Initial Public Offering. The Company had borrowed $325,000 under the promissory note, which the Company repaid on September 29, 2025. As such, no amounts are outstanding as of June 30, 2026 and December 31, 2025. Borrowings under the Promissory Note are no longer available.

Advisory Services

The Company received advisory services from an uncompensated related party advisor, husband to the prior CEO of the Company. The role of such advisor was to assist in the day-to-day transactions of the Company. As of June 30, 2026 and December 31, 2025, no fees to such advisor have been incurred and the advisor ceased providing such advisory services in connection with the resignation of the prior CEO from the Company on February 28, 2026.

Due to Sponsor

The Sponsor had paid for offering costs and other expenses on behalf of the Company totaling $208,731 prior to the completion of the initial public offering. On September 29, 2025, the Company paid the Sponsor the due to Sponsor amount of $208,731. No amounts are outstanding as of June 30, 2026 and December 31, 2025.

Due from Sponsor

Between the completion of the Company’s initial public offering on September 26, 2025 and December 31, 2025, the Sponsor withdrew an aggregate amount of $1,345,844 (the “Withdrawal”) from the Company’s working capital account (the “Account”). Of the aggregate Withdrawal amount, $325,000 was used to repay an outstanding working capital note (the “Note”) to the Sponsor and $208,731 was used to repay other offering costs and expenses to the Sponsor. After the repayments to the Sponsor, there was an outstanding balance of $812,113 which is due back to the Company. For the six months ended June 30, 2026, the Sponsor repaid $30,000, resulting in an outstanding balance of $782,113 as of June 30, 2026. As recoverability of this balance is unlikely, the Company reserved the full amount as current expected credit losses.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no working capital loans were outstanding.

NOTE 6 — PROMISSORY NOTES

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

As of June 30, 2026, the total amounts outstanding under the Bridge Note and Second Note (together, the “Alpha Promissory Notes”) is $450,000.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from September 24, 2025, the date of the final prospectus of the Initial Public Offering, to purchase up to 7,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As of June 30, 2026, the full over-allotment expired. The underwriters did not exercise the over-allotment option in part or in full.

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

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 220,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025 there were 13,700,000 ordinary shares issued and outstanding, excluding 50,000,000 shares subject to possible redemption, of which an aggregate of up to 1,875,000 ordinary shares were surrendered or forfeited in connection with the expiration of the underwriters’ over-allotment option so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Units and assuming Sponsor does not purchase any Public Shares in the Initial Public Offering).

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

The following table presents information about the Company’s financial instruments that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Fair Value
June 30, 2026
Assets:
Cash and investments held in Trust Account	1	$513,882,333
December 31, 2025
Assets:
Cash and investments held in Trust Account	1	$504,933,800

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

	June 30,	December 31,
	2026	2025
Cash and investments held in Trust Account	$513,882,333	$504,933,800

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
General and administrative costs	$112,227	$38,073	$244,257	$97,400
Interest earned on cash and investments held in Trust Account	$4,508,683	$—	$8,948,533	—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 23, 2024 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest earned on cash and investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $4,396,456, which consists of general and administrative costs of $112,227, offset by interest earned on cash and investments held in the trust account of $4,508,683.

For the six months ended June 30, 2026, we had net income of $8,734,276, which consists of general and administrative costs of $244,257, offset by interest earned on cash and investments held in the trust account of $8,948,533 and a $30,000 gain from the recovery of credit losses.

For the three months ended June, 30 2025, we had a net loss of $38,073, which consists entirely of general and administrative costs.

For the six months ended June, 30 2025, we had a net loss of $97,400, which consists entirely of general and administrative costs.

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025 we had cash of $174,974 and $223, respectively. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the sponsor and loans from our sponsor.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness of inadequate segregation of duties within account processes due to limited personnel, insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping, and a lack of formal review and approval process for related party transactions.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)	None.

(b)	None.

(c)	During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” (in each case defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2026	DRUGS MADE IN AMERICA ACQUISITION II CORP.

	By:	/s/ Roger Bendelac
		Name:	Roger Bendelac
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Saleem Elmasri
		Name:	Saleem Elmasri
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)